Form 10-Q
period 1996-03-31
CONDEV LAND FUND III LTD
filed 1996-04-22
CIK 850421

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549


                                   FORM 10-Q

               Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                   For the Three Months Ended March 31, 1996
                       Commission File Number 33-28493-A

                           CONDEV LAND FUND III, LTD.
                           --------------------------
             (Exact name of registrant as specified in its charter)

               FLORIDA                                  59-2943405
               -------                                  ----------
   (State or other jurisdiction of                  (I.R.S. Employer
    incorporation of organization)                  Identification No.)

                               2487 Aloma Avenue
                           Winter Park, Florida 32792
                    (Address of principal executive offices)

Registrant's telephone number, including area code: (407) 679-1748


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such report), and (2) has been subject to such filing
requirements for the past 90 days.  YES  X     NO       .
                                       ------    ------

                           CONDEV LAND FUND III, LTD.

                                     INDEX

                                                             PAGE
                                                            NUMBER
PART I.   FINANCIAL INFORMATION:

          ITEM 1.   Financial Statements

                    Statement of Assets,
                    Liabilities and Partner's
                    Capital - March 31, 1996 and
                    December 31, 1995                          3

                    Statement of Income & Expense
                    Three Months Ended March 31, 1996
                    and March 31, 1995                         4

                    Statement of Cash Receipts and
                    Disbursements-Three months ended
                    March 31, 1996                             5

                    Notes to Financial Statements              6 - 7

          ITEM 2.   Management's Discussion and Analysis
                    of Financial Condition and Results
                    of Operations                              7

PART II.  OTHER INFORMATION:

          ITEM 6.   Exhibits and Reports on Form 8-K           8

                         PART I.  FINANCIAL INFORMATION



Item 1.  Financial Statements:
         ---------------------

The accompanying financial statements, in the opinion of Condev Associates, the general partner of Condev Land Fund III, Ltd., reflect all adjustments (which include only normal recurring adjustments) necessary to a fair statement of the financial position, the results of operations and the changes in cash position for the periods presented.

                           CONDEV LAND FUND III, LTD.
             STATEMENT OF ASSETS, LIABILITIES AND PARTNER'S CAPITAL
                     MARCH 31, 1996, AND DECEMBER 31, 1995



                                     ASSETS
                                     ------

                                        March 31, 1996    December 31, 1995
                                        --------------    ------------------
                                                               (AUDITED)

     Cash and Cash Equivalents              $  113,808         $  122,078
     Investment in Joint Venture (2)         1,531,140          1,532,130
     Land, at cost (3)                         405,467            405,467
     Organization Costs                          4,386              4,386
                                            ----------         ----------

     Total Assets:                          $2,054,801         $2,064,061
                                            ==========         ==========


                       LIABILITIES AND PARTNER'S CAPITAL
                       ---------------------------------

      Liabilities                          $    1,170         $    1,170
                                           ----------         ----------

      Partner's Capital:
            General Partner                $     (186)        $     (186)
            Limited Partners                2,053,817          2,063,077
            Distribution - Current Year            --                 --
                                           ----------         ----------

             Total Partner's Capital:      $2,053,631         $2,062,891
                                           ----------         ----------

      Total Liabilities and Partner's
       Capital:                            $2,054,801         $2,064,061
                                           ==========         ==========

                           CONDEV LAND FUND III, LTD.
                        STATEMENT OF INCOME AND EXPENSE
              THREE MONTHS ENDED MARCH 31, 1996 AND MARCH 31, 1995
                                  (UNAUDITED)


                                   March 31, 1996      March 31, 1995
                                   --------------      --------------
          INCOME
          ------

Interest and Other Income             $     882           $     686


OPERATING EXPENSES
- ------------------

Professional Fees                         7,000                   0

Equity in Loss of Joint Venture             990                   0

Office Expense                            2,152               1,815
                                      ---------           ---------

     Total Operating Expenses:        $  10,142           $   1,815
                                      ---------           ---------

     Net Profit/(Loss)                $  (9,260)          $  (1,129)
                                      =========           =========


                           CONDEV LAND FUND III, LTD.
                            STATEMENT OF CASH FLOWS
                       THREE MONTHS ENDED MARCH 31, 1996


     Cash Flows from Operating Activities:

          Net Loss                                     $    (9,260)
          Adjustments to Reconcile Net Income
          To Net Cash Provided by Operating
          Activities:
               Equity in loss of joint venture                   0
               Cash Provided by Changes in:
                    Interest receivable                          0
                                                       -----------

     Net Cash Provided in Operating Activities:        $    (9,260)


     Cash Flows from Investing Activities:
               Land Acquisitions                       $         0
               Investments In Joint Ventures           $       990
                                                       -----------

     Net Cash Used in Investing Activities:            $       990
                                                       -----------

     Cash Flows from Investing Activities:
          Distributions to Partners                              0
                                                       -----------

     Net Cash Provided by Financing Activities:        $         0


     Net decrease in Cash                              $    (8,270)

     Cash and Cash Equivalents at Beginning of Year    $   122,078


     Cash and Cash Equivalents at End of Period        $   113,808
                                                       ===========

Note 1         BUSINESS:
- -------        --------

               Condev Land Fund III, Ltd. (the "Partnership") was formed on February 15, 1989 pursuant to the provisions of the Florida Revised Uniform Limited Partnership Act for the purpose of acquiring and holding for investment unimproved land in Central Florida.

               The Offering Period for the Partnership originally scheduled to expire on July 2, 1990 was extended to June 30, 1991. As of June 30, 1991, the Partnership had received $2,446,000 in partnership capital.

               The Partnership has made two investments. Refer to Note 2 INVESTMENT IN JOINT VENTURE and Note 3 INVESTMENT IN LAND for details.

               Unless terminated earlier as provided under the terms of the Partnership Agreement, the Partnership will continue in existence until December 31, 1996. Thereafter, the Partnership will be in liquidation with no change in status of the limited partners or the general partner.


Note 2         INVESTMENT IN JOINT VENTURE:
               ---------------------------

               The Partnership owns a 90% interest in Condev Osceola Joint Venture. The joint venture partner, Condev Osceola, Ltd., is a private partnership sponsored by the general partner. On May 31, 1991, Condev Osceola Joint Venture purchased two parcels of land aggregating 8.6 acres and related sewer capacity within the Kyng's Heath commercial subdivision on S.R. 535 near its intersection with Highway 192 in Osceola County, Florida. The property is zoned tourist-commercial in Osceola County, Florida.

               The purchase price of this property was $1,740,000 or $4.64 per square foot, and the purchase price for the sewer capacity was $22,400. The Partnership received an appraisal on this property of $2,260,000 or $6.02 per square foot.

               On February 28, 1996, Condev Osceola Joint Venture entered into a Contract for Sale of Real Estate with a time share developer and operator for 5.08 acres of this site. The contract provides for a 60-day period during which the purchaser may evaluate the site, and a closing on or before May 28, 1996. This leaves a parcel of just under 3 acres at this location.

               A summary of the assets, liabilities and venturers' capital of Condev Osceola Joint Venture as of March 31, 1996 are as follows:

                           ASSETS
                           ------

               Cash                              $       240
               Investments in land                 1,702,014
                                                 -----------

                                                 $ 1,702,254
                                                 ===========

                 LIABILITIES AND VENTURERS' CAPITAL
                 ----------------------------------

               Accounts Payable                         988
               Venturers Capital                  1,702,366
               Current Profit/(Loss)                 (1,100)
                                                -----------
                                                $ 1,702,254
                                                ===========


Note 3         INVESTMENT IN LAND:
               -------------------

               In 1993, the Partnership purchased a 10 acre parcel of commercially zoned land fronting on the east side of U.S. Highway 27 in Lake County, Florida, approximately 1.5 miles north of the U.S. 192 and U.S. 27 intersection.

               The purchase price of the property was $400,000 or $.92 per square foot. The Partnership received a $400,000 appraisal of the land.


Note 4         RELATED PARTY TRANSACTIONS:
               ---------------------------

               The Partnership Agreement provides for the reimbursement to the general partner of administrative expenses incurred in the direct operation of the partnership. For the three months ended March 31, 1996, a total of $1,930 was reimbursed to the general partner for direct expenses incurred.

               When properties are sold, an affiliate of the general partner may be paid real estate commissions in amounts customarily charged by others rendering similar services with such commissions plus commissions paid to nonaffiliated brokers not to exceed 10% of the gross sales price. No real estate commissions were paid during the three months ended March 31, 1996.

               The general partner is obligated to loan up to $100,000 to the Partnership during its term to meet working capital requirements. No such loans were made to the Partnership during the three months ended March 31, 1996.


Item 2.        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
               -----------------------------------------------------------
               AND RESULTS OF OPERATIONS
               -------------------------

               For the three months ended March 31, 1996 income was $882. This came from interest earned on deposits and short-term investments and sign rental income. For the three months ended March 31, 1995, total income was $686. Expenses for the three months ended March 31, 1996 were $10,141, primarily professional fees and office expenses, compared to total expenses of $1,815 for the same period in 1995. The reason for the increase in expenses was higher professional fees, which were $7,000 in 1996 compared to none in 1995. This is the result of paying fees for professional services in March during 1996 and in April during 1995. Equity in the loss of Joint Venture rose from $0 for the first three months of 1995 to $990 in the comparable 1996 period. This results from a change in accounting policy whereby these expenses are recognized on a quarterly basis rather than annually. Net loss for the three months ending March 31, 1996 was $ 9,259, significantly higher than the loss of $1,219 for the comparable period in 1995.


                                         PART II

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K:
         ---------------------------------

         (A)  Exhibits/Index

              None

         (B)  Reports on Form 8-K

              None

                           CONDEV LAND FUND III, LTD.
                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned.


                              CONDEV LAND FUND III, LTD.
                              BY: Condev Associates, General Partner



  April 16, 1996                /s/  Robert N. Gardner, Partner
- ---------------------         ------------------------------------
    DATE                             Robert N. Gardner, Partner




 April 16, 1996                /s/  Joseph J. Gardner, Partner
- ---------------------         ------------------------------------
    DATE                            Joseph J. Gardner, Partner