Form 10-Q
period 1996-06-30
CONDEV LAND FUND III LTD
filed 1996-08-01
CIK 850421

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549


                                   FORM 10-Q

               Quarterly Report Pursuant to Section 13 or 15 (d)
                     of the Securities Exchange Act of 1934

                     For the Six Months Ended June 30, 1996
                       Commission File Number 33-28493-A

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
                                        ---       ---

                           CONDEV LAND FUND III, LTD.

                                     INDEX

                                                             PAGE
                                                            NUMBER
PART I.   FINANCIAL INFORMATION:

          ITEM 1.   Financial Statements

                    Statement of Assets,
                    Liabilities and Partner's
                    Capital - June 30, 1996 and
                    December 31, 1995                          3

                    Statement of Income & Expense
                    Three Months Ended June 30, 1996
                    and June 30, 1995                          4

                    Statement of Income & Expense
                    Six Months Ended June 30, 1996
                    and June 30, 1995                          5

                    Statement of Cash Receipts and
                    Disbursements-Six months ended
                    June 30, 1996                              6

                    Notes to Financial Statements              7 - 8

          ITEM 2.   Management's Discussion and Analysis
                    of Financial Condition and Results
                    of Operations                              8 - 9

PART II.  OTHER INFORMATION:

          ITEM 6.   Exhibits and Reports on Form 8-K           9

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

                           CONDEV LAND FUND III, LTD.
             STATEMENT OF ASSETS, LIABILITIES AND PARTNER'S CAPITAL
                      JUNE 30, 1996, AND DECEMBER 31, 1995



                                     ASSETS
                                     ------

                                        June 30, 1996   December 31, 1995
                                        -------------   ------------------
                                                            (AUDITED)

     Cash and Cash Equivalents             $  115,087         $  122,078
     Investment in Joint Venture (2)        1,531,140          1,532,130
     Land, at cost (3)                        405,467            405,467
     Organization Costs                         4,386              4,386
                                           ----------         ----------

     Total Assets:                         $2,056,080         $2,064,061
                                           ==========         ==========


                       LIABILITIES AND PARTNER'S CAPITAL
                       ---------------------------------

      Liabilities                          $    1,170         $    1,170
                                           ----------         ----------

      Partner's Capital:
            General Partner                $     (186)        $     (186)
            Limited Partners                2,055,096          2,063,077
            Distribution - Current Year            --                 --
                                           ----------         ----------

             Total Partner's Capital:      $2,054,910         $2,062,891
                                           ----------         ----------

      Total Liabilities and Partner's
       Capital:                            $2,056,080         $2,064,061
                                           ==========         ==========

                           CONDEV LAND FUND III, LTD.
                        STATEMENT OF INCOME AND EXPENSE
               THREE MONTHS ENDED JUNE 30, 1996 AND JUNE 30, 1995
                                  (UNAUDITED)


                                   June 30, 1996  June 30, 1995
                                   -------------  -------------
          INCOME
          ------

Interest and Other Income             $2,835          $ 1,941

OPERATING EXPENSES

Professional Fees                          0            7,000

Equity in Loss of Joint Venture            0                0

Office Expense                         1,556              863
                                      ------          -------

     Total Operating Expenses:        $1,556          $ 7,863
                                      ------          -------

     Net Profit/(Loss)                $1,279          $(5,922)
                                      ======          =======


                           CONDEV LAND FUND III, LTD.
                        STATEMENT OF INCOME AND EXPENSE
                SIX MONTHS ENDED JUNE 30, 1996 AND JUNE 30, 1995
                                  (UNAUDITED)


                                 June 30, 1996   June 30, 1995
                                 -------------   -------------
          INCOME
          ------

Interest and Other Income          $  3,717         $ 2,627

OPERATING EXPENSES
- ------------------

Professional Fees                      7,000          7,000

Equity in Loss of Joint Venture          990              0

Office Expense                         3,708          2,678
                                   ---------        -------

     Total Operating Expenses:     $  11,698        $ 9,678
                                   ---------        -------

     Net Profit/(Loss)             $  (7,981)       $(7,051)
                                   =========        =======


                           CONDEV LAND FUND III, LTD.
                            STATEMENT OF CASH FLOWS
                         SIX MONTHS ENDED JUNE 30, 1996


     Cash Flows from Operating Activities:

          Net Loss                                  $ (7,981)
          Adjustments to Reconcile Net Income
          To Net Cash Provided by Operating
          Activities:
               Equity in loss of joint venture             0
               Cash Provided by Changes in:
                    Interest receivable                    0
                                                    --------

     Net Cash Provided in Operating Activities:     $ (7,981)


     Cash Flows from Investing Activities:
          Land Acquisitions                         $      0
          Investments In Joint Ventures             $    990
                                                    --------

     Net Cash Used in Investing Activities:         $    990
                                                    --------
     Cash Flows from Investing Activities:
          Distributions to Partners                        0
                                                    --------

     Net Cash Provided by Financing Activities:     $      0


     Net decrease in Cash                           $ (6,991)

     Cash and Cash Equivalents at Beginning of Year $122,078


     Cash and Cash Equivalents at End of Period     $115,087
                                                    ========


Note 1         BUSINESS:
- -------        --------

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

               On February 28, 1996, Condev Osceola Joint Venture entered into a Contract for Sale of Real Estate with a timeshare developer and operator for 5.08 acres of this site. The contract provided for a 60-day period during which the purchaser may evaluate the site, and a closing on or before May 28, 1996. The deadline for closing has now been extended to August 28, 1996, and a non-refundable deposit in the amount of $25,000 has been released to the Partnership. This payment is applicable to the purchase price at closing. This leaves a parcel of just under 3 acres at this location.

               A summary of the assets, liabilities and venturers' capital of Condev Osceola Joint Venture as of June 30, 1996 are as follows:

                          ASSETS
                          ------

               Cash                                $      240
               Investments in land                  1,702,014
                                                   ----------
                                                   $1,702,254
                                                   ==========


               LIABILITIES AND VENTURERS' CAPITAL
               ----------------------------------

               Accounts Payable                           988
               Venturers Capital                    1,702,366
               Current Profit/(Loss)                   (1,100)
                                                   ----------
                                                   $1,702,254
                                                   ==========


Note 3         INVESTMENT IN LAND:
               -------------------

               In 1993, the Partnership purchased a 10 acre parcel of commercially zoned land fronting on the east side of U.S. Highway 27 in Lake County, Florida, approximately 1.5 miles north of the U.S. 192 and U.S. 27 intersection.

               The purchase price of the property was $400,000 or $.92 per square foot. The Partnership received a $400,000 appraisal of the land at the time of acquisition.

Note 4         DISTRIBUTIONS TO PARTNERS:
               --------------------------

               Pursuant to the partnership agreement, cash flow generated each year by the Partnership is to be distributed 99% to the limited partners and 1% to the general partner. There were no cash flow distributions during the first six months of 1996.

               Pursuant to the partnership agreement, proceeds realized from the sale of properties, after the establishment of reserves for future operating costs, are to be distributed at least annually. There were no such distributions during the first six months of 1996 as there were no sales of land.


Note 4         RELATED PARTY TRANSACTIONS:
               ---------------------------

               The Partnership Agreement provides for the reimbursement to the general partner of administrative expenses incurred in the direct operation of the partnership. For the six months ended June 30, 1996, a total of $ 1,860 was reimbursed to the general partner for direct expenses incurred.

               When properties are sold, an affiliate of the general partner may be paid real estate commissions in amounts customarily charged by others rendering similar services with such commissions plus commissions paid to nonaffiliated brokers not to exceed 10% of the gross sales price. No real estate commissions were paid during the six months ended June 30, 1996.

               The general partner is obligated to loan up to $100,000 to the Partnership during its term to meet working capital requirements. No such loans were made to the Partnership during the six months ended June 30, 1996.


Item 2.        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
               -----------------------------------------------------------
               AND RESULTS OF OPERATIONS
               -------------------------


               For the six months ended June 30, 1996 total income was $3,717. This came from interest earned on deposits and short-term investments and sign rental income. For the six months ended June 30, 1995, total income was $2,627. Expenses for the six months ended June 30, 1996 were $11,698, primarily professional fees and office expenses, compared to total expenses of $9,678 for the same period in 1995. The reason for the increase in expenses was higher office expenses, which were $3,708 in 1996 compared to $2,678 in 1995. Equity in the loss of Joint Venture rose from $0 for the first six months of 1995 to $990 in the comparable 1996 period. This results from a change in accounting policy whereby these expenses are recognized on a quarterly basis rather than annually. Net loss for the six months ending June 30, 1996 was $ 7,981, slightly higher than the loss of $7,051 for the comparable period in 1995.


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


                                        CONDEV LAND FUND III, LTD.
                                        BY: Condev Associates, General Partner






August 1, 1996                          /s/ Robert N. Gardner
- ---------------                         ---------------------------
    DATE                                Robert N. Gardner, Partner



August 1, 1996                          /s/ Joseph J. Gardner
- ---------------                         ---------------------------
    DATE                                Joseph J. Gardner, Partner