Form 10-Q
period 1996-09-30
CONDEV LAND FUND III LTD
filed 1996-10-25
CIK 850421

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549


                                   FORM 10-Q

               Quarterly Report Pursuant to Section 13 or 15 (d)
                     of the Securities Exchange Act of 1934

                  For the Nine Months Ended September 30, 1996
                       Commission File Number 33-28493-A

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

         ITEM 1.    Financial Statements

                    Statement of Assets,
                    Liabilities and Partner's
                    Capital - September 30, 1996 and
                    December 31, 1995                          3

                    Statement of Income & Expense
                    Three Months Ended September 30, 1996
                    and September 30, 1995                     4

                    Statement of Income & Expense
                    Nine Months Ended September 30, 1996
                    and September 30, 1995                     5

                    Statement of Cash Receipts and
                    Disbursements-Nine months ended
                    September 30, 1996                         6

                    Notes to Financial Statements              7 - 9

         ITEM 2.    Management's Discussion and Analysis
                    of Financial Condition and Results
                    of Operations                              9

PART II. OTHER INFORMATION:

         ITEM 6.    Exhibits and Reports on Form 8-K           9

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

                           CONDEV LAND FUND III, LTD.
             STATEMENT OF ASSETS, LIABILITIES AND PARTNER'S CAPITAL
                   SEPTEMBER 30, 1996, AND DECEMBER 31, 1995



                                     ASSETS
                                     ------

                                   September 30, 1996  December 31, 1995
                                   ------------------  -----------------
                                                           (AUDITED)

Cash and Cash Equivalents               $  115,410        $   122,078
Investment in Joint Venture (2)          1,354,149          1,532,130
Land, at cost (3)                          405,467            405,467
Organization Costs                           4,386              4,386
                                        ----------        -----------

Total Assets:                           $1,879,412        $ 2,064,061
                                        ==========        ===========


                       LIABILITIES AND PARTNER'S CAPITAL
                       ---------------------------------

Liabilities                             $    1,170        $     1,170
                                        ----------        -----------

Partner's Capital:
  General Partner                       $      218        $(      186)
  Limited Partners                       1,878,024          2,063,077
  Distribution - Current Year                   --                 --
                                        ----------        -----------

    Total Partner's Capital:            $1,878,242        $2,062,891
                                        ----------        ----------

   Total Liabilities and Partner's
 Capital:                               $1,879,412        $2,064,061
                                        ==========        ==========

                           CONDEV LAND FUND III, LTD.
                        STATEMENT OF INCOME AND EXPENSE
          THREE MONTHS ENDED SEPTEMBER 30, 1996 AND SEPTEMBER 30, 1995
                                  (UNAUDITED)


                                     September 30, 1996  September 30, 1995
                                     ------------------  ------------------
          INCOME
          ------

Interest and Other Income                  $ 1,286              $3,171

Equity in Income of Joint Venture           48,009                   0
                                           -------              ------

Total Income                               $49,295              $3,171


          OPERATING EXPENSES
          ------------------

Professional Fees                                0                   0

Equity in Loss of Joint Venture                  0                   0

Office Expense                                 930               1,887
                                           -------              ------

     Total Operating Expenses:             $   930              $1,887
                                           -------              ------

     Net Profit/(Loss)                     $48,365              $1,284
                                           =======              ======


                           CONDEV LAND FUND III, LTD.
                        STATEMENT OF INCOME AND EXPENSE
          NINE MONTHS ENDED SEPTEMBER 30, 1996 AND SEPTEMBER 30, 1995
                                  (UNAUDITED)


                                     September 30, 1996  September 30, 1995
                                     ------------------  -------------------
          INCOME
          ------

Interest and Other Income                  $ 5,003           $   5,798

Equity in Income of Joint Venture           48,009                   0
                                           -------           ---------

Total Income                               $53,012           $   5,798

          OPERATING EXPENSES
          ------------------

Professional Fees                            7,000               7,000

Equity in Loss of Joint Venture                990                   0

Office Expense                               4,638               4,565
                                           -------           ---------

     Total Operating Expenses:             $12,628           $  11,565
                                           -------           ---------

     Net Profit/(Loss)                     $40,384           $(  5,767)
                                           =======           =========


                           CONDEV LAND FUND III, LTD.
                            STATEMENT OF CASH FLOWS
                      NINE MONTHS ENDED SEPTEMBER 30, 1996


     Cash Flows from Operating Activities:

          Net Income                                    $  40,384
          Adjustments to Reconcile Net Income
          To Net Cash Provided by Operating
          Activities:
               Equity in income of joint venture         ( 48,009)
               Cash Provided by Changes in:
                         Interest receivable                    0
                                                        ---------

     Net Cash Provided in Operating Activities:         $(  7,625)

     Cash Flows from Investing Activities:

          Distributions from Joint Venture, net         $ 225,000
          Investments In Joint Ventures                 $     990
                                                        ---------

     Net Cash Used in Investing Activities:             $ 225,990
                                                        ---------

     Cash Flows from Financing Activities:
          Distributions to Partners                      (225,032)
                                                        ---------

     Net Cash Provided by Financing Activities:         $(225,032)


     Net decrease in Cash                               $(  6,668)

     Cash and Cash Equivalents at Beginning of Year     $ 122,078


     Cash and Cash Equivalents at End of Period         $ 115,410
                                                        =========

Note 1    BUSINESS:
-------   --------

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

          On February 28, 1996, Condev Osceola Joint Venture entered into a Contract for Sale of Real Estate with a timeshare developer and operator for 5.08 acres of this site and the related sewer capacity. On August 28, 1996, the Joint Venture concluded the sale. The buyer was Orlando Resort Development Group, which intends to build 92 time-share units and related amenities on the site.

          The purchase price was $1,250,000, or approximately $250,000 per acre. In addition, the buyer reimbursed the Joint Venture $22,400 for sewer capacity reserved for the site. The buyer made a cash payment at closing of $350,000, and issued its promissory note in the amount of $900,000 to the Joint Venture. The Joint Venture retains a mortgage on the land until the note is repaid. Terms of the note include quarterly interest at the rate of 8% and three equal annual principal payments of $300,000 each. It is anticipated that the note will be repaid substantially sooner as it is likely that the developer will want to release land from the mortgage to begin the development of the site.

          The Joint Venture continues to own 2.94 acres of land in this location.

      A summary of the assets, liabilities and venturers' capital of Condev Osceola Joint Venture as of September 30, 1996 are as follows:


                      ASSETS
                      ------

          Cash                                   $   15,883
          Note Receivable                           900,000
          Investments in land                       589,715
                                                 ----------
                                                 $1,505,598

              LIABILITIES AND VENTURERS' CAPITAL
              ----------------------------------

          Accounts Payable                              988
          Venturers Capital                       1,452,366
          Current Profit/(Loss)                      52,244
                                                 ----------
                                                 $1,505,598
                                                 ==========


Note 3    INVESTMENT IN LAND:
          -------------------

          In 1993, the Partnership purchased a 10-acre parcel of commercially zoned land fronting on the east side of U.S. Highway 27 in Lake County, Florida, approximately 1.5 miles north of the U.S. 192 and U.S. 27 intersection.

          The purchase price of the property was $400,000 or $.92 per square foot. The Partnership received a $400,000 appraisal of the land at the time of acquisition.

Note 4    DISTRIBUTIONS TO PARTNERS:
          --------------------------

          Pursuant to the partnership agreement, cash flow generated each year by the Partnership is to be distributed 99% to the limited partners and 1% to the general partner. There were no cash flow distributions during the first nine months of 1996.

          Pursuant to the partnership agreement, proceeds realized from the sale of properties, after the establishment of reserves for future operating costs, are to be distributed at least annually. There was a distribution to limited partners during the third quarter of 1996 in the amount of $225,032 relating to the sale of land described in Note 2 above.

Note 4    RELATED PARTY TRANSACTIONS:
          ---------------------------

          The Partnership Agreement provides for the reimbursement to the general partner of administrative expenses incurred in the direct operation of the partnership. For the nine months ended September 30, 1996, a total of $ 2,790 was reimbursed to the general partner for direct expenses incurred.

          When properties are sold, an affiliate of the general partner may be paid real estate commissions in amounts customarily charged by others rendering similar services with such commissions plus commissions paid to nonaffiliated brokers not to exceed 10% of the gross sales price. No real estate commissions were paid to the general partner or any affiliate during the nine months ended September 30, 1996.

          The general partner is obligated to loan up to $100,000 to the Partnership during its term to meet working capital requirements. No such loans were made to the Partnership during the nine months ended September 30, 1996.

Item 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
          -----------------------------------------------------------
          AND RESULTS OF OPERATIONS
          -------------------------

          For the nine months ended September 30, 1996 total income was $53,012. This came from interest earned on deposits and short-term investments, sign rental income and the sale of one property in the third quarter (see Note 2 for details). For the nine months ended September 30, 1995, total income was $5,798. There were no sales of property during the 1995 period. Expenses for the nine months ended September 30, 1996 were $12,628, primarily professional fees and office expenses, compared to total expenses of $11,565 for the same period in 1995. The reason for the increase in expenses was higher equity in the loss of Joint Venture which rose from $0 for the first nine months of 1995 to $990 in the comparable 1996 period. This results from a change in accounting policy whereby these expenses are recognized on a quarterly basis rather than annually. Net income for the nine months ending September 30, 1996 was $40,384, compared to a net loss of $5,767 for the comparable period in 1995.

          Total assets declined from $2,064,061 at December 31, 1995 to $1,879,412 at September 30, 1996. This reflects the cash received and distributed to limited partners relating to the sale discussed in Note
          2. Assets can be expected to continue to decline as properties are sold and as the mortgage note is repaid, and distributions are made to limited partners.

          Liquidity remained at a satisfactory level. Cash and equivalents decreased slightly from $122,078 at 1995 year-end to $115,410 at September 30, 1996.


                                    PART II

Item 6.   EXHIBITS AND REPORTS ON FORM 8-K:
          ---------------------------------

          (A)  Exhibits/Index

               None

          (B)  Reports on Form 8-K

               There were no reports of Form 8-K for the period ended September 30, 1996.

                           CONDEV LAND FUND III, LTD.
                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned.


                                       CONDEV LAND FUND III, LTD.
                                       BY: Condev Associates, General Partner






October 25, 1996                       /s/ Robert N. Gardner
----------------                       --------------------------------------
      DATE                             Robert N. Gardner, Partner



October 25, 1996                       /s/ Joseph J. Gardner
----------------                       --------------------------------------
      DATE                             Joseph J. Gardner, Partner