Form 10-K
period 1996-12-31
CONDEV LAND FUND III LTD
filed 1997-02-26
CIK 850421

                      SECURITIES AND EXCHANGE COMMISSION

                               Washington, D.C.

                                   Form 10-K

                 Annual Report Pursuant to Section 13 or 15(d)
                         of the Securities Act of 1934

For the Fiscal Year Ended                              Commission File Number
December 31, 1996                                      #33-28493-A

                          Condev Land Fund III, Ltd.
                          --------------------------
                         (Exact Name of Registrant as
                           specified in its charter)

        Florida                                               #59-2943405
----------------------------                              -------------------
(State or other jurisdiction                              (IRS Employer ID #)
   of incorporation or
     organization)



      2487 Aloma Avenue
     Winter Park, Florida                                           32792
-------------------------------                                   ----------
(Address of principal executive                                   (Zip Code)
 offices)

Registrant's telephone number, including area code (407) 679-1748
                                                   --------------
Securities registered pursuant to Section 12(b) of the Act:

                                      None
                                      ----

Securities registered pursuant to Section 12(g) of the Act:

                                      None
                                      ----

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 of 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

     Yes  X      No
        -----      -----

State the aggregate market value of the voting stock held by non-affiliates of the Registrant:
                                 Not Applicable
                                 --------------

                                     PART I

Item 1.

     Business:
     --------

     Condev Land Fund III, Ltd. (the "Partnership") is a Florida limited partnership formed on February 15, 1989 under the Florida Revised Uniform Partnership Act for the purpose of acquiring and holding for investment unimproved land in Central Florida. The Partnership was formed with an initial contribution of $1,000 from the General Partner, Condev Associates, and $1,000 from the initial Limited Partners, representing subscription and payment for four limited partnership interests.

     The Partnership contemplated the sale of up to 20,000 limited partnership interests pursuant to a public offering (subject to increase by an additional 10,000 interests). Additional limited partners were admitted to the Partnership when the minimum stipulated level of capitalization (amounting to 4,000 limited partnership interests), was achieved. The Partners will share in the profits, losses and cash distributions as described in the Amended and Restated Partnership Agreement.

     Between February 15, 1989 and February 26, 1990, the Partnership had no significant operations. On February 26, 1990, Condev Associates accepted subscriptions for 4,065 limited partnership units on behalf of Condev Land Fund III, Ltd.. Additionally, the general partner notified Barnett Banks Trust Company, N.A., the escrow agent, that the minimum number of units had been accepted and directed the escrow agent to pay the escrowed amount to the Partnership. Upon receipt from the escrow agent of escrowed proceeds from sales of limited partnership interests, the Partnership Agreement was amended and restated and the original limited partners withdrew from the Partnership in exchange for the return of their $1,000 capital contribution.

     As of June 30, 1991, 9,784 limited partnership interests had been accepted resulting in total proceeds from the sale of limited partnership interests totalling $2,446,000. Unless terminated earlier as provided under the terms of the Partnership Agreement, the Partnership will continue in existence until December 31, 1996. As provided in the Partnership Agreement and Florida Limited Partnership Law, after December 31, 1996 the Partnership will be in liquidation with no change in the status of the limited partners or the general partner. The Partnership's operation will continue until all investments of the Partnership are sold and proceeds distributed to the partners.

     The Partnership has no employees. Messrs. Robert N. Gardner and Joseph J. Gardner are the general partners of Condev Associates, a Florida general partnership, which is the general partner of the Partnership (the "General Partner").

Item 2.

     Properties:
     ----------

     Since its inception, the Partnership has purchased two properties for investment in the Central Florida area. Part of one parcel was sold during 1994. There were no sales of land during 1995, and another part of the same property was sold during 1996. As of December 31, 1996, the partnership owned or had an investment in two properties.

     The Limited Partnership Agreement requires an independent appraisal for each property it purchases, and the acquisition price not to exceed the appraised value. The appraised values referred to herein are the results of the appraisal at the time of acquisition.

     The following is a summary of all properties acquired by the Partnership:

     Parcel 1:
     --------

     On May 31, 1991, the Condev Osceola Joint Venture purchased two parcels of land aggregating 8.6 acres within the Kyng's Heath commercial subdivision on S.R. 535 near its intersection with Highway 192 in Osceola County, Florida. The property is zoned tourist-commercial in Osceola County, Florida. At the time of closing, the Partnership acquired a 90% interest in Condev Osceola Joint Venture.

     The purchase price of this property was $1,740,000 or $4.64 per square foot. The Partnership received an appraisal on this property of $2,260,000 or $6.02 per square foot.

     During the third quarter of 1994, an international investment group purchased four parcels of land totalling approximately 9.4 acres adjacent to this parcel. As part of this transaction, Condev Osceola Joint Venture sold a small corner of its adjoining property to this group to accommodate a realignment of a road serving both properties. The total purchase price for the 28,607 square feet sold was $175,000, or $6.12 per square foot. The Partnership's share of this sale was 90%, or $144,000. In November, a total of $44,028 was distributed to limited partners representing return of capital and profits on the sale of this parcel. The remaining proceeds were used to pay closing costs and to augment the Partnership's cash position.

     On August 28, 1996, Condev Osceola Joint Venture concluded the sale of a
     5.08 acre part of this parcel. The purchase price was $1,250,000, or approximately $5.65 per square foot. The buyer made a cash payment at closing of $350,000 and issued its promissory note in the amount of $900,000 to the Joint Venture. The Joint Venture retains a mortgage on the land until the note is repaid. Terms of the note include quarterly interest payments at the rate of 8% per annum and three equal annual principal payments of $300,000 each. After closing expenses and real estate commissions paid to outside brokers, the net cash received by the Joint Venture was $266,000. Of this amount, $225,032 was distributed to limited partners of Condev Land Fund III, Ltd., and $25,000 was distributed to limited partners in Condev Osceola, Ltd., the other 10% investor in the Joint Venture. The balance of $15,968 was retained in the Joint Venture to provide for future anticipated costs and expenses. The Joint Venture continues to own 2.94 acres of land in the Kyng's Heath subdivision.

Date of Purchase:                     May 31, 1991
     Purchase Price:                    $1,740,000
     Additional Capitalized Costs:          30,697
     Partnership interest (90%):        $1,593,627

     Less: Sale of .66 acres               (61,497)
                                        ----------
                                        $1,532,130
     Less: Sale of 5.08 acres             (165,251)
                                        ----------
                                        $1,366,879

     Parcel 2:
     --------

     On August 6, 1993, the Partnership purchased its second and final parcel of land.

     The property consists of a 10 acre parcel of commercially zoned land fronting on the east side of U.S. Highway 27 in Lake County, Florida, approximately 1.5 miles north of the U.S. 192 and U.S. 27 intersection. The southwest corridor of Orlando is an area that continues to experience rapid gain in employment, population and household growth and commercial development.

     The purchase price of the property was $400,000 or .92 per square foot. The Fund received a $400,000 appraisal of the land.

     Date of Purchase:                   August 6, 1993
     Purchase Price:                        $400,000
     Additional Capitalized Costs:            5,467

Item 3.

     Legal Proceedings:
     -----------------

     As of December 31, 1996, the Partnership was not subject to any pending legal proceedings.

Item 4.

     Submission of Matters to a Vote of Security:
     -------------------------------------------

     No matter was submitted to Unit Holders for a vote during the year ended December 31, 1996.

                                    PART II


Item 5.

     Markets for Registrant's Common Equity and Related Stockholder Matters:
     ----------------------------------------------------------------------

     (a) There has not been a public secondary market and it is not anticipated that a public secondary market for the Units will develop.

     (b) As of December 31, 1996, there were approximately 350 holders of record of the Units of the Partnership.

     (c) During the year ended December 31, 1994, limited partners received cash distributions of $44,020 representing a partial return of capital and profit on the sale of part of Parcel 1. There were no cash distributions to limited partners during 1995. Total distributions of $225,032 were made to limited partners during calendar 1996 representing a return ov capital relating to the sale of property located in the Kyng's Heath subdivision.


Item 6.

     Selected Financial Data:
     -----------------------

     The table below summarizes certain financial information for the partnership:

                            Year Ended December 31,
                            -----------------------

                          1994         1993         1992         1991        1990
                       ----------   ----------   ----------   ----------  ----------
Revenue                $   76,218   $    9,658   $   19,016   $   68,893  $  105,059
Net Income                 63,976     ( 22,151)     (16,127)      35,428      95,995
Total Assets            2,093,779    2,073,831    2,103,975    2,190,229   1,991,272
Partners' Capital       2,093,779    2,073,831    2,103,975    2,190,229   1,929,152

                          1995         1996
                       ----------   ----------
Revenue                $    7,457   $   56,995
Net Income                (30,888)      38,476
Total Assets            2,064,061    1,876,335
Partners' Capital       2,062,891    1,876,335

     The above selected financial data should be read in conjunction with the financial statements and related notes appearing elsewhere in this annual report.

Item 7.

     Management's Discussion and Analysis of Financial Condition and Results of
     --------------------------------------------------------------------------
     Operations:
     ----------


     January 1, 1996 through December 31, 1996:

     The Partnership continued to manage the portfolio properties and to attempt to sell the properties to potential purchasers.

     For the year ended December 31, 1996, the Partnership reported total income of $56,995. This included $50,650 equity in income of joint venture. This compares to total income of $7,457 for the year ended December 31, 1995, and $76,218 for the year ended December 31, 1994, which included equity in income of joint venture of $70,647. There were no sales of land in 1995. The 1994 equity income was the net result of the sale relating to .66 acres of the Partnership's 8.6 acre parcel of land in Osceola County, Florida. The 1996 equity income resulted from the sale of an additional 5.08 acres in the same parcel. Refer to Item 2, Properties, Parcels 1 for details. The change in interest income reflects varying cash levels during the three years.

     Operating expenses totalled $18,519 for the year ended December 31, 1996, compared to $38,345 for the year ended December 31, 1995 and $12,242 the previous year. The 1996 and 1994 figures do not include $1,124 and $21,698 in net expenses incurred in Condev Osceola Joint Venture, respectively, because the joint venture reported a profit for the year. The profit relates to the sale of the part of Parcel 1 mentioned above and interest on the related purchase money mortgage. Total expenses for the Joint Venture, consisting primarily of real estate taxes were essentially unchanged in each of the previous 3 years. Other expenses, remained relatively equal, increasing from $16,904 in 1995 to $18,519 in 1996.

     The net loss reported for the year ended December 31, 1995 was $30,888, compared to a profit of $63,976 for the year ended December 31, 1994.

     At year-end 1996, total assets of the Partnership were $1,876,335, compared with $2,064,061 at year-end 1995. This decline reflects the property sale and related distribution to limited partners during 1996. The Partnership had no liabilities at December 31, 1996. Partners capital decreased from $2,062,891 at December 31, 1995 to $1,876,335 at December 31, 1996, again the result from Partnership profits offset by distributions to limited partners during the year.

     The business of the Partnership is to own, manage and sell, as market conditions permit, pre-development land in the central Florida area. Due to the slow recovery of the commercial real estate market in the central Florida area, it is difficult to project when individual properties will sell or when the entire portfolio will be liquidated. Because of these uncertainties, the General Partner has established reserves to fund real estate taxes, costs associated with maintaining the properties and other required services such as partnership administration, accounting and legal. The reserve will be replenished from future land sales as needed.

     For 1996, the General Partner estimates that approximately $24,400 will be required to pay real estate taxes on the properties held by the Partnership. In addition, the General Partner estimates that property associated holding costs will total approximately $7,000 during 1997 and the costs of administration, legal and accounting will require approximately $8,000. These three categories of expense, totaling $39,400, will be paid from Partnership reserves which were $101,678 at 1996 year end. Should the Partnership not successfully conclude a property sale in 1997 and add to reserves, reserves would fall to approximately $62,300 by year end 1997. At the level of costs associated with the Partnership's business as set out above, the Partnership has reserves at year end 1996 to fund approximately two and one-half years of costs.

     The General Partner estimates that one property will be sold in 1997, as the areas in which the Partnership's properties are located continue to mature and develop. In addition, the Partnership expects the annual payment in the amount of $300,000 will be made on the purchase money mortgage held by Condev Osceola Joint Venture in August. If this estimation proves to be accurate, there will be two distributions to partners during 1997. The General Partner regards the present level of reserves adequate to fund future expenses.

     The General Partner expects to place one Partnership property under contract in 1997. It is estimated that it will require another four (4) years to complete the sale of properties held by the Partnership or by Joint Ventures in which the Partnership is a participant.

     The following is a summary of capital resources and investments from inception through December 31, 1996:

           Gross Proceeds of Offering:                    $2,446,000
           Less: Syndication Costs                          (313,479)
                 Organizational Expenses                      (4,501)
                                                          ----------
           Net Proceeds available for
            investment in property:                       $2,128,020

           Investments:
             Properties                                   $  405,467
             Joint Ventures                                1,366,879
                                                          ----------

           Total Investments:                             $1,772,346

           Partnership Reserves:                          $  101,678
                                                          ==========

     January 1, 1995 through December 31, 1995:

     The Partnership continued to manage the portfolio properties and to attempt to present the properties to potential purchasers. The areas where the Partnership's properties are located continue to mature through growth as well as area improvement, and it seems as though the properties are moving closer to the time when they will be attractive as development sites.

     For the year ended December 31, 1995, the Partnership reported total income of $7,457. This compares to total income of $76,218, including $70,647 recognized gain on the sale of land in the Joint Venture and $5,571 in interest and other income for the year ended December 31, 1994, and $9,658 in interest and other income for the year ended December 31, 1993. There were no sales of land in 1993 or 1995. The 1994 gain on sale of land was the net result of the sale relating to .66 acres of the Partnership's 8.6 acre parcel of land in Osceola County, Florida. Refer to Item 2, Properties, Parcels 1. The change in interest income reflects varying cash levels during the three years.

     Operating expenses totalled $38,345 for the year ended December 31, 1995, compared to $12,242 for the year ended December 31, 1994 and $31,809 the previous year. The 1994 figure does not include $21,698 in expenses incurred in Condev Osceola Joint Venture, because the joint venture reported a profit for the year. The profit relates to the sale of the part of Parcel 1 mentioned above. Total expenses for the Joint Venture, consisting primarily of real estate taxes were essentially unchanged in each of the previous 3 years. Of the other expenses, professional fees increased from $4,130 in 1994 to $8,170 in 1995 as a result of the final expenses of the planning and design effort required to conclude the sale of part of Parcel 1. The other expense categories remained essentially unchanged from the prior year.

     The net loss reported for the year ended December 31, 1995 was $30,888, compared to a profit of $63,976 for the year ended December 31, 1994.

     At year-end 1995, total assets of the Partnership were $2,064,061, compared with $2,093,779 at year-end 1994. This decline reflects the operating loss for 1995. The Partnership had total liabilities of $1,170 at December 31, 1995. This is an amount due to an affiliate of the general partner for expenses paid on behalf of the Partnership. There were no outstanding liabilities as of December 31, 1994. Partners capital decreased from $2,093,779 at December 31, 1994 to $2,062,891 at December 31, 1994, again the result from Partnership losses of $30,888 for the year.

     The following is a summary of capital resources and investments from inception through December 31, 1995:

          Gross Proceeds of Offering:                    $2,446,000
          Less: Syndication Costs                          (313,479)

                Organizational Expenses                      (4,501)
                                                         ----------
          Net Proceeds available for
           investment in property:                       $2,128,020

          Investments:
            Properties                                   $  405,467
            Joint Ventures                                1,532,130
                                                         ----------

          Total Investments:                             $1,937,597

          Partnership Reserves:                          $  122,078
                                                         ==========


     January 1, 1994 through December 31, 1994:

     The Partnership continued to manage the portfolio properties to position them for future sale in what seemed to be an improving market for commercial properties. As anticipated at the time of acquisition, both of the Partnership's properties are in areas which continue to experience growth and development. In the case of the Kyng's Heath property, the development on the adjacent property combined with the anticipated completion of the Osceola Parkway will give the property greater visibility and should enhance its appeal to prospective purchasers. The area around U.S. Highway 27 in Lake County also continues to grow with new housing projects coming on line.

     In November 1994, the Partnership distributed $44,028 to the Partners. Funds for this distribution came from the Partnership's share of net cash proceeds received in connection with the Condev Osceola Joint Venture's sale of part of Parcel 1. See Item 2, Properties.

     For the year ended December 31, 1994, the Partnership reported total income of $76,218, including $70,647 recognized gain on the sale of land in the Joint Venture and $5,571 in interest and other income. This compares to $9,658 in interest and other income for the year ended December 31, 1993. There were no sales of land in 1993. The 1994 gain on sale of land was the net result of the sale relating to .66 acres of the Partnership's 8.6 acre parcel of land in Osceola County, Florida. Refer to Item 2, Properties, Parcel 1. The decline in interest income reflects a lower cash level during 1994 than in 1993.

     Operating expenses totalled $12,242 for the year ended December 31, 1994, compared to $31,809 the previous year. The 1993 figure includes $21,342 in losses incurred in Condev Osceola Joint Venture, compared with a profit of $70,647 in 1994. The profit relates to the sale of the part of Parcel 1 mentioned above. Of the other expenses, office expenses increased from $1,576 in 1993 to $5,836 in 1994 as a result of the planning and design effort required to conclude the sale of part of Parcel 1. The other expense categories remained essentially unchanged from the prior year.

     The net income reported for the year ended December 31, 1994 was $63,976, a dramatic improvement from the net loss reported for the year ended
     December 31, 1993 of ($22,151).

     At year-end 1994, total assets of the Partnership were $2,093,779, compared with $2,073,831 at year-end 1993. This growth reflects an increase in the Partnership's cash reserves of $72,007 resulting from the sale of the .66 acres of the Partnership's parcel of land in Osceola County, offset by a decrease in land resulting from that sale. Assets can be expected to decrease as properties are sold. There were no outstanding liabilities as of December 31, 1994 or December 31, 1993. Partners capital increased from $2,073,831 at December 31, 1993 to $2,093,779 at December 31, 1994, an
     increase of $19,948. This increase resulted from Partnership profits of $63,976 offset by $44,028 in distributions to Partners for the year.

     The following is a summary of capital resources and investments from inception through December 31, 1994:

           Gross Proceeds of Offering:                   $2,446,000
           Less: Syndication Costs                         (313,479)
                 Organizational Expenses                     (4,501)
                                                         ----------
           Net Proceeds available for
            investment in property:                      $2,128,020

           Investments:
             Properties                                  $  403,605
             Joint Ventures                               1,534,159
                                                         ----------

           Total Investments:                            $1,937,764

           Partnership Reserves:                         $  151,629
                                                         ==========

Item 8.

     Financial Statement and Supplementary Data:
     ------------------------------------------

     See Index to Financial Statements and Financial Statement Schedules on Page F-1.

Item 9.

     Changes in and Disagreements with Accountants on Accounting and Financial
     -------------------------------------------------------------------------
     Disclosure:
     ----------

     There were no disagreements on accounting and financial disclosures required to be disclosed by Item 304 of Regulation S-K.

     During 1992, the General Partner elected to change auditors for the Partnership to save on audit costs. There were no disagreements with either KPMG, the prior auditors, or the new auditor, Osburn, Henning and Company with respect to accounting or financial disclosures required to be disclosed by Item 304 of Regulation S-K.

                                    PART III

Item 10.

     Directors and Executive Officers of the Registrant
     --------------------------------------------------

     (a) The Registrant does not have a Board of Directors. Condev Associates, A Florida general partnership consisting of Messrs. Robert N. Gardner and Joseph J. Gardner is the General Partner of the Partnership.

     (b), (c), and (e)

     The background and experience of the partners of the General Partner are as follows:

     Robert N. Gardner, age 62 has been president, a director and shareholder of
     -----------------
     Condev Corporation and it's predecessors since 1961. A Florida licensed real estate broker and Class A Contractor, he serves on the boards of directors of Barnett Bank of Central Florida, N.A., and Schroeder-Manatee, Inc.

     Joseph J. Gardner, age 59 has been an officer, director and shareholder of
     -----------------
     Condev Corporation and its predecessors since 1961. Prior to joining Condev Corporation, he was employed in the land department of Continental Oil Company. Mr. Gardner is a licensed real estate broker.

     Condev Corporation, which has its offices located at the same address of the General Partner and Partnership, has been operating in the Florida real estate market since 1961. It has two active affiliates. PCD, Inc. is a development company specializing in horizontal land development. Condev Realty, Inc. is a Florida licensed real estate broker which concentrates on site acquisition, land assemblage and land investment.

Item 11.

     (a), (b), (c) and (d)

     The Registrant has not paid and does not plan to pay any executive compensation to the General Partners or their affiliates (other than described in Item 13 below).

     (e)  The Partnership Agreement provides the following:

     If a General Partner is removed, he has the option of becoming a Special Limited partner with respect to his interest at the time of removal or requiring the successor General Partner to purchase his interest at its then fair market value determined by mutual agreement between them or by arbitration if they fail to agree. The Registrant will automatically continue if there is a General Partner remaining upon such removal, and may continue if the Limited Partners elect a successor General Partner prior to such removal if there would be no remaining General Partner upon such removal.

Item 12.

     Security Ownership of Certain Beneficial Owners and Management:
     --------------------------------------------------------------

     (a) The following is a list of persons who are known to the Registrant to be the beneficial owners of more than 5% of the total units outstanding as of December 31, 1996:
                                      NONE

     (b) The following is a list of units beneficially owned by all partners of the General Partner as of December 31, 1996:

                                      NONE

     (c) There are no arrangements known to the registrant, including any pledge by any person of security of the registrant or any of its parents or affiliates, the operation of which may at a subsequent date result in a change in control of the registrant.

Item 13.

     Certain Relationships and Related Transactions
     ----------------------------------------------

     The Partnership Agreement permits the General Partner or its affiliates to receive an acquisition fee or a real estate commission from sellers in an amount not to exceed 5% of the gross purchase price of land purchased by the Partnership so long as the total acquisition fee, including that paid to unaffiliated parties, does not exceed 10% of the gross purchase price. During 1993, Condev Realty, Inc., an affiliate of the general partner, received $20,000 in real estate commissions in connection with the purchase of land. No acquisition fees were paid during 1996, 1995, or 1994 as no property was purchased.

     When properties are sold, under certain circumstances an affiliate of the general partner may be paid real estate commissions in amounts customarily charged by others rendering similar services with such commissions, plus commissions paid to nonaffiliates not to exceed 10% of the gross sales price. No real estate commissions were paid to the general partner or any affiliates during 1996, 1995 or 1994 with respect to sales.

     The general partner is obligated to loan up to $100,000 to the Partnership during its term to meet working capital requirements. No such loans were made to the Partnership during the period ended December 31, 1996, 1995, or 1994.

     Pursuant to the Partnership agreement, the general partner earned certain fees for administration and management services provided. Such fees amounted to $3,720 for each of the years ended December 31, 1996, 1995 and 1994.

     (c)  No management person is indebted to the Registrant.

                                    PART IV


Item 14.

     Exhibits, Financial Statements, Schedules and Reports on Form 8-K:
     -----------------------------------------------------------------

     (a) (1 and 2) See Index to Financial Statements and Financial Statement Schedules on Page F-1 previously submitted.

     (c)  Exhibits:

          (1)      Managing Dealer Agreement*
          (1.1)    Form of Soliciting Dealer Agreement*
          (1.2)    Escrow Agreement*
          (4)      Limited Partnership Agreement and Certificate*
          (13)     Annual Report to Security Holders  The Annual Report to Unit
                   ---------------------------------
                   Holders is in the form of a year end quarterly report and is attached as Exhibit "B".

          * Incorporated by reference to the exhibits to the Registration Statement No. 33-28493-A effective July 3, 1989.

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf of the undersigned, thereunto duly authorized.

                                       CONDEV ASSOCIATES, General Partner


Date: February 25, 1997                By: /s/ Robert N. Gardner
      -----------------                    ----------------------------
                                           Robert N. Gardner, Partner

Date: February 25, 1997                By: /s/ Joseph J. Gardner
      -----------------                    ----------------------------
                                           Joseph J. Gardner, Partner


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and the capacities and on the date indicated.

CONDEV ASSOCIATES, General Partner


/s/ Robert N. Gardner                     February 25, 1997
---------------------------------         -------------------
Robert N. Gardner, Partner                Date


/s/ Joseph J. Gardner                     February 25, 1997
---------------------------------         -------------------
Joseph J. Gardner, Partner                Date

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(d) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO
SECTION 12 OF THE ACT.


                         INDEX TO FINANCIAL STATEMENTS
                                      AND
                              FINANCIAL SCHEDULES


Condev Land Fund III, Ltd.
     Financial Report - December 31, 1996        13A
Condev/Osceola Joint Venture
     Financial Report - December 31, 1996        13B
Condev Land Fund III, Ltd.
     1996 Annual Report                           B

                                  Exhibit 13A

                           CONDEV LAND FUND III, LTD.
                        (A FLORIDA LIMITED PARTNERSHIP)

                                FINANCIAL REPORT

                               DECEMBER 31, 1996

                                C O N T E N T S

                                                                      Page

INDEPENDENT AUDITORS' REPORT                                             1

FINANCIAL STATEMENTS
  Balance sheets                                                         2
  Statements of operations                                               3
  Statements of partners' capital                                        4
  Statements of cash flows                                               5
  Notes to financial statements                                     6 - 10

                         INDEPENDENT AUDITORS' REPORT
                         ----------------------------

                               January 15, 1997

The Partners
Condev Land Fund III, Ltd.
Winter Park, Florida


    We have audited the accompanying balance sheets of Condev Land Fund III, Ltd. (a Florida Limited Partnership) as of December 31, 1996 and 1995, and the related statements of operations, partners' capital and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the General Partner. Our responsibility is to express an opinion on these financial statements based on our audits.

    We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Condev Land Fund III, Ltd. as of December 31, 1996 and 1995, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.

                          CONDEV LAND FUND III, LTD.
                        (A Florida Limited Partnership)

                                BALANCE SHEETS
                          December 31, 1996 and 1995

                                           1996        1995
                                        ----------  ----------
      ASSETS

Cash and cash equivalents               $  101,678  $  122,078
Land, at cost (Note 2)                     405,467     405,467
Investment in joint venture (Note 3)     1,366,879   1,532,130
Organization costs, less accumulated
  amortization of $2,190 in 1996 and
  $115 in 1995                               2,311       4,386
                                        ----------  ----------

                                        $1,876,335  $2,064,061
                                        ==========  ==========

      LIABILITIES AND PARTNERS' CAPITAL

Liabilities
  Due to related party (Note 5)         $        -  $    1,170
                                        ----------  ----------
Partners' capital (deficit):
  General partner                             (319)       (186)
  Limited partners                       1,876,654   2,063,077
                                        ----------  ----------

          Total partners' capital        1,876,335   2,062,891
                                        ----------  ----------

                                        $1,876,335  $2,064,061
                                        ==========  ==========

  The Notes to Financial Statements are an integral part of these statements.

                            CONDEV LAND FUND III, LTD.
                        (A Florida Limited Partnership)

                            STATEMENTS OF OPERATIONS
                  Years Ended December 31, 1996, 1995 and 1994

                                         1996       1995       1994
                                       --------  ----------  --------
Revenue:
  Interest income                       $ 4,570   $  5,707    $ 3,821
  Other income                            1,775      1,750      1,750
  Equity in income of joint venture
    (Note 3)                             50,650          -     70,647
                                        -------   --------    -------
                                         56,995      7,457     76,218
                                        -------   --------    -------
Expenses:
  Professional fees                       7,000      8,170      4,130
  Other expenses                          9,264      6,334      5,836
  Taxes and permits                       2,255      2,400      2,276
  Equity in loss of joint venture
    (Note 3)                                  -     21,441          -
                                        -------   --------    -------
                                         18,519     38,345     12,242
                                        -------   --------    -------

          Net income (loss)             $38,476   $(30,888)   $63,976
                                        =======   ========    =======

  The Notes to Financial Statements are an integral part of these statements.

                          CONDEV LAND FUND III, LTD.
                        (A Florida Limited Partnership)

                        STATEMENTS OF PARTNERS' CAPITAL
                 Years Ended December 31, 1996, 1995 and 1994

                                         General     Limited
                                         Partner    Partners       Total
                                         --------  -----------  -----------
Balances, December 31, 1993                $ 407   $2,073,424   $2,073,831

  Distributions to partners (Note 4)           -      (44,028)     (44,028)

  Net income (loss)                         (284)      64,260       63,976
                                           -----   ----------   ----------

Balances, December 31, 1994                  123    2,093,656    2,093,779

  Net income (loss)                         (309)     (30,579)     (30,888)
                                           -----   ----------   ----------

Balances (deficit), December 31, 1995       (186)   2,063,077    2,062,891

  Distributions to partners (Note 4)           -     (225,032)    (225,032)

  Net income (loss)                         (133)      38,609       38,476
                                           -----   ----------   ----------

Balances, December 31, 1996                $(319)  $1,876,654   $1,876,335
                                           =====   ==========   ==========

  The Notes to Financial Statements are an integral part of these statements.

                            CONDEV LAND FUND III, LTD.
                        (A Florida Limited Partnership)

                            STATEMENTS OF CASH FLOWS
                  Years Ended December 31, 1996, 1995 and 1994

                                               1996        1995        1994
                                            ----------  ----------  ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                         $  38,476    $(30,888)   $ 63,976
  Adjustments to reconcile net income
    (loss) to net cash provided by
    (used in) operating activities:
      Equity in (income) loss of
        joint venture                         (50,650)     21,441     (70,647)
      Amortization                              2,075           -         115
      Increase (decrease) in accounts
        payable                                (1,170)      1,170           -
                                            ---------    --------    --------
          Net cash provided by (used in)
            operating activities              (11,269)     (8,277)     (6,556)
                                            ---------    --------    --------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Investment in joint venture                  (9,099)    (19,412)    (21,309)
  Distributions from joint venture            225,000           -     144,000
  Land acquisitions and related costs               -      (1,862)          -
                                            ---------    --------    --------
          Net cash provided by (used in)
            investing activities              215,901     (21,274)    122,691
                                            ---------    --------    --------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Distributions to partners                  (225,032)          -     (44,028)
                                            ---------    --------    --------
          Net increase (decrease) in
            cash and cash equivalents         (20,400)    (29,551)     72,107

CASH AND CASH EQUIVALENTS, BEGINNING          122,078     151,629      79,522
                                            ---------    --------    --------

CASH AND CASH EQUIVALENTS, ENDING           $ 101,678    $122,078    $151,629
                                            =========    ========    ========

  The Notes to Financial Statements are an integral part of these statements.

                            CONDEV LAND FUND III, LTD.
                        (A Florida Limited Partnership)

                         NOTES TO FINANCIAL STATEMENTS


Note 1.  Summary of Significant Accounting Policies

       Organization
       ------------

         Condev Land Fund III, Ltd. (the Partnership) was formed on February 15, 1989 pursuant to the provisions of the Florida Revised Uniform Limited Partnership Act for the purpose of acquiring and holding unimproved land in Central Florida for investment. The Partnership was formed with an initial capital contribution of $1,000 from the general partner, Condev Associates, and the issuance of 9,784 units of limited partnership interest at $250 per unit.

         Unless terminated earlier, as provided under the terms of the partnership agreement, the Partnership will continue in existence until December 31, 1996. However, the Partnership's operations will continue until all investments of the Partnership are sold and proceeds distributed to the partners.

       Use of Estimates
       ----------------

         In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the financial statements and revenues and expenses for the period. Actual results could differ significantly from those estimates.

       Organization Costs
       ------------------

         The Partnership has capitalized all organization costs. Upon sale of land, each parcel is allocated a portion of these costs based on the ratio of total acquisition cost to the net proceeds of the offering available to purchase properties for investment. The accompanying statements of operations include $2,075, $-0- and $115 of organization costs amortization for the years ended 1996, 1995 and 1994, respectively, from sales of land by the joint venture in which the Partnership has an investment. There was no organization costs amortization in 1995 as no land sales occured. For tax purposes, the Partnership is amortizing organization costs over five years.

       Land
       ----

         Land is stated at the lower of cost or fair value. Costs that clearly relate to land development projects are capitalized. Interest costs, real estate taxes and insurance are capitalized while development is in progress. When development is complete, these costs are expensed.

CONTINUED ON NEXT PAGE

                            CONDEV LAND FUND III, LTD.
                        (A Florida Limited Partnership)

                         NOTES TO FINANCIAL STATEMENTS


Note 1.  Summary of Significant Accounting Policies - (Continued)

       Investments in Joint Ventures
       -----------------------------

         Investments in joint ventures are accounted for using the equity method.

       Income Taxes
       ------------

         The Partnership functions as a conduit for income tax purposes. As such, the Partnership files an information tax return on which it allocates its revenue and expenses among the partners as required by the partnership agreement. The partners are required to report such items on their respective income tax returns.

       Cash and Cash Equivalents
       -------------------------

         The Partnership considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. At December 31, 1996, cash and cash equivalents include $71,253 invested in Emerald Treasury Cash Fund.


Note 2.  Land

       At December 31, 1996 and 1995, land consisted of a ten-acre parcel, zoned commercial, in Lake County, Florida.


Note 3.  Investment in Joint Venture

       The Partnership owns a 90% interest (which was acquired in 1991) in Condev Osceola Joint Venture (a Florida joint venture) (the Joint Venture) whose purpose is to acquire and hold one parcel of land, comprised of approximately 2.9 acres located in Osceola County, Florida, for investment purposes. The remaining 10% interest is owned by Condev Osceola, Ltd., an affiliate of the Partnership's general partner. The Partnership's investment in the Joint Venture as of December 31, and its equity in income (loss) of the Joint Venture for the years then ended are as follows:

                               EQUITY IN
                                INCOME
                  YEAR        INVESTMENT          (LOSS)
                  ----        ----------        ----------
                  1996        $1,366,879         $ 50,650
                  1995        $1,532,130         $(21,441)
                  1994        $1,534,159         $ 70,647

CONTINUED ON NEXT PAGE

                            CONDEV LAND FUND III, LTD.
                        (A Florida Limited Partnership)

                         NOTES TO FINANCIAL STATEMENTS



Note 3.  Investment in Joint Venture - (Continued)

       During the year ended December 31, 1996, the Joint Venture sold a parcel of land at a gain of $57,526. Accordingly, the equity in income of joint venture includes a gain on sale of land of $51,774 and a loss from operations of the Joint Venture of $(1,124).

       A summary of the assets, liabilities, and venturers' capital of Condev Osceola Joint Venture as of December 31, 1996 and 1995 is as follows:

                                                     1996        1995
                                                  ----------  ----------
                  Assets
                  ------
         Cash                                     $   30,028  $    1,340
         Note receivable                             900,000           -
         Investment in land                          589,715   1,702,015
                                                  ----------  ----------
                                                  $1,519,743  $1,703,355
                                                  ==========  ==========
            Liabilities and Venturers' Capital
            ----------------------------------

         Liabilities                              $      988  $      988
         Venturers' capital                        1,518,755   1,702,367
                                                  ----------  ----------
                                                  $1,519,743  $1,703,355
                                                  ==========  ==========

       The Joint Venture had revenue of $75,926, $-0- and $102,606 during the years ended December 31, 1996, 1995 and 1994, respectively, and net income (loss) of $56,278, $(23,824) and $78,498, respectively.


Note 4.  Allocations and Distributions to Partners

       Operations (excluding land sales)
       ---------------------------------

         Pursuant to the partnership agreement, cash flow and profits and losses from operations are allocated and distributed 99% to the limited partners and 1% to the general partner. No distributions attributable to cash flow were made during the years ended December 31, 1996, 1995 or 1994.



CONTINUED ON NEXT PAGE

                            CONDEV LAND FUND III, LTD.
                        (A Florida Limited Partnership)

                         NOTES TO FINANCIAL STATEMENTS



Note 4.  Allocations and Distributions to Partners - (Continued)

       Land sales
       ----------

         With respect to disposition of parcels of land, the allocations and distributions shall be made as follows:

         1. To the limited partners, an amount equal to the Partnership's cost of the parcel disposed of;

         2. To the limited partners, an amount equal to real estate taxes, and organization and syndication expenses allocable to the parcel disposed of;

         3. To the limited partners, an amount equal to 10% per year non-compounded return on such distributions minus previous distributions of cash flows;

         4. To the general partner and limited partners, 20% and 80%, respectively, of the net cash proceeds after the above distributions.

         For purposes of making the above described computations, the Partnership books will be deemed to close as of the month-end closest to the date of sale.

         The limited partners received distributions of $225,032, $-0- and $44,028 during the years ended December 31, 1996, 1995 and 1994, respectively, attributable to net cash proceeds from sales of land held through Condev Osceola Joint Venture.


Note 5.  Related Party Transactions

       The partnership agreement permits the general partner or its affiliates to receive an acquisition fee or a real estate commission from sellers in an amount not to exceed 5% of the gross purchase price of land purchased by the Partnership, so long as the total acquisition fee, including that paid to unaffiliated parties, does not exceed 10% of the gross purchase price. No acquisition fees were paid during the years ended December 31, 1996, 1995 or 1994, as no properties were purchased.


CONTINUED ON NEXT PAGE

                            CONDEV LAND FUND III, LTD.
                        (A Florida Limited Partnership)

                         NOTES TO FINANCIAL STATEMENTS


Note 5.  Related Party Transactions - (Continued)

       When properties are sold, an affiliate of the general partner may be paid real estate commissions in amounts customarily charged by others rendering similar services, with such commissions, plus commissions paid to nonaffiliates, not to exceed 10% of the gross sales price. No real estate commissions were paid during the years ended December 31, 1996, 1995 and 1994, with respect to sales, as no sales occurred.

       The general partner is obligated to loan up to $100,000 to the Partnership during its term to meet working capital requirements. No such loans were made to the Partnership during the years ended December 31, 1996, 1995 and 1994.

       The general partner earned certain fees for administration and management services provided, pursuant to the partnership agreement. Such fees amounted to $3,720 for each of the years ended December 31, 1996, 1995 and 1994.

       The amount due to related party represents expenses paid by Condev Corporation on behalf of the Partnership.

                                  Exhibit 13B

                          CONDEV OSCEOLA JOINT VENTURE
                           (A FLORIDA JOINT VENTURE)

                                FINANCIAL REPORT

                               DECEMBER 31, 1996

                                C O N T E N T S

                                                                      Page

INDEPENDENT AUDITORS' REPORT                                             1

FINANCIAL STATEMENTS
  Balance sheets                                                         2
  Statements of operations                                               3
  Statements of venturers' capital                                       4
  Statements of cash flows                                               5
  Notes to financial statements                                      6 - 8

                         INDEPENDENT AUDITORS' REPORT
                         ----------------------------

                               January 14, 1997

The Venturers
Condev Osceola Joint Venture
Winter Park, Florida


    We have audited the accompanying balance sheets of Condev Osceola Joint Venture (a Florida Joint Venture) as of December 31, 1996 and 1995, and the related statements of operations, venturers' capital, and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Joint Venture's management. Our responsibility is to express an opinion on these financial statements based on our audits.

    We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Condev Osceola Joint Venture as of December 31, 1996 and 1995, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.

                           CONDEV OSCEOLA JOINT VENTURE
                           (A Florida Joint Venture)

                                 BALANCE SHEETS
                           December 31, 1996 and 1995


                                                 1996          1995
                                              ----------    ----------
               ASSETS

Cash                                          $   30,028    $    1,340
Note receivable (Note 3)                         900,000             -
Land, at cost                                    589,715     1,702,015
                                              ----------    ----------

                                              $1,519,743    $1,703,355
                                              ==========    ==========

   LIABILITIES AND VENTURERS' CAPITAL

Due to related party (Note 2)                 $      988    $      988

Venturers' capital                             1,518,755     1,702,367
                                              ----------    ----------

                                              $1,519,743    $1,703,355
                                              ==========    ==========

  The Notes to Financial Statements are an integral part of these statements.

                           CONDEV OSCEOLA JOINT VENTURE
                           (A Florida Joint Venture)

                            STATEMENTS OF OPERATIONS
                  Years Ended December 31, 1996, 1995 and 1994


                                 1996       1995       1994
                               --------  ----------  ---------
Revenue:
  Gain on land sale             $57,526   $      -    $102,606
  Interest income                18,400          -           -
                                -------   --------    --------
                                 75,926          -     102,606
                                -------   --------    --------
Expenses:
  Real estate taxes              18,343     21,569      22,312
  Other expenses                  1,305      2,255       1,796
                                -------   --------    --------
                                 19,648     23,824      24,108
                                -------   --------    --------

          Net income (loss)     $56,278   $(23,824)   $ 78,498
                                =======   ========    ========

  The Notes to Financial Statements are an integral part of these statements.

                           CONDEV OSCEOLA JOINT VENTURE
                           (A Florida Joint Venture)

                        STATEMENTS OF VENTURERS' CAPITAL
                  Years Ended December 31, 1996, 1995 and 1994


                                   Condev Land       Condev
                                 Fund III, Ltd.   Osceola, Ltd.      Total
                                 --------------   -------------   ----------

Balances at December 31, 1993        $1,586,203        $176,244   $1,762,447

  Contributions                          21,309           2,368       23,677

  Distributions                        (144,000)        (16,000)    (160,000)

  Net income (loss)                      70,648           7,850       78,498
                                     ----------        --------   ----------

Balances at December 31, 1994         1,534,160         170,462    1,704,622

  Contributions                          19,412           2,157       21,569

  Net income (loss)                     (21,442)         (2,382)     (23,824)
                                     ----------        --------   ----------

Balances at December 31, 1995         1,532,130         170,237    1,702,367

  Contributions                           9,099           1,011       10,110

  Distributions                        (225,000)        (25,000)    (250,000)

  Net income (loss)                      50,650           5,628       56,278
                                     ----------        --------   ----------

Balances at December 31, 1996        $1,366,879        $151,876   $1,518,755
                                     ==========        ========   ==========

  The Notes to Financial Statements are an integral part of these statements.

                           CONDEV OSCEOLA JOINT VENTURE
                           (A Florida Joint Venture)

                            STATEMENTS OF CASH FLOWS
                  Years Ended December 31, 1996, 1995 and 1994


                                            1996        1995        1994
                                         ----------  ----------  ----------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                      $  56,278    $(23,824)  $  78,498
  Adjustments to reconcile net income
   (loss) to net cash (used in)
   operating activities:
     Gain on land sale                     (57,526)          -    (102,606)
     Increase in miscellaneous
       receivable                                -           -        (100)
                                         ---------    --------   ---------
          Net cash (used in)
            operating activities            (1,248)    (23,824)    (24,208)
                                         ---------    --------   ---------

CASH FLOWS FROM INVESTING ACTIVITIES
  Proceeds from land sale, net of
    closing costs                          269,826           -     164,103
                                         ---------    --------   ---------

CASH FLOWS FROM FINANCING ACTIVITIES
  Capital contributions                     10,110      21,569      23,677
  Distributions to partners               (250,000)          -    (160,000)
                                         ---------    --------   ---------
          Net cash provided by (used
            in) financing activities      (239,890)     21,569    (136,323)
                                         ---------    --------   ---------

          Net increase (decrease)
            in cash                         28,688      (2,255)      3,572

Cash, beginning                              1,340       3,595          23
                                         ---------    --------   ---------

Cash, ending                             $  30,028    $  1,340   $   3,595
                                         =========    ========   =========

NONCASH INVESTING ACTIVITY:

 During 1996, the Joint Venture sold a parcel of land, receiving $269,826 in cash and a $900,000 note receivable.

  The Notes to Financial Statements are an integral part of these statements.

                         CONDEV OSCEOLA JOINT VENTURE
                           (A Florida Joint Venture)

                         NOTES TO FINANCIAL STATEMENTS


Note 1.  Summary of Significant Accounting Policies

       Organization/Business Interest
       ------------------------------

         On May 31, 1991, Condev Land Fund III, Ltd. (the Fund) and Condev Osceola, Ltd. (Osceola) (the Venturers), both of which are Florida Limited Partnerships in which Condev Associates is the general partner, entered into a joint venture agreement to form Condev Osceola Joint Venture (the Joint Venture). The Joint Venture owns one parcel of land totaling 2.9 acres in Osceola County, Florida, which is being held for investment purposes.

         Unless terminated earlier, as provided under the terms of the joint venture agreement, the Joint Venture will continue in existence until December 31, 1999.

       Use of Estimates
       ----------------

         In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the financial statements and revenues and expenses for the period. Actual results could differ significantly from those estimates.

       Funding
       -------

         The Fund and Osceola are required to contribute 90% and 10%, respectively, to the capital of the Joint Venture from time to time as required for the Joint Venture's operations. It is the intent of the Venturers that all cash requirements of the Joint Venture shall come from the Venturers and, therefore, the Joint Venture shall not be required to borrow funds.

       Land
       ----

         Land is stated at the lower of cost or fair value. Costs that clearly relate to land development projects are capitalized. Interest costs, real estate taxes and insurance are capitalized while development is in progress. When development is complete, these costs are expensed.

CONTINUED ON NEXT PAGE

                         CONDEV OSCEOLA JOINT VENTURE
                           (A Florida Joint Venture)

                         NOTES TO FINANCIAL STATEMENTS


Note 1.  Summary of Significant Accounting Policies - (Continued)

       Allocation/Distributions
       ------------------------

         Profits and losses shall be allocated 90% to the Fund and 10% to Osceola. Cash flow generated from the Joint Venture shall be distributed only at the discretion of Condev Associates. All such distributions shall be paid to the Venturers in the same percentages as profits and losses.

       Income Taxes
       ------------

         The Joint Venture functions as a conduit for income tax purposes. As such, the Joint Venture files an information tax return on which it allocates its revenue and expenses among the Venturers as required by the joint venture agreement. The Venturers are required to report such items on their respective income tax returns.


Note 2.  Related Party Transactions

       The joint venture agreement permits the Venturers' general partner, or an affiliate of the general partner, to receive an acquisition fee or a real estate commission from sellers in an amount not to exceed 5% of the gross purchase price of land purchased by the Joint Venture, so long as the total acquisition fee, including that paid to unaffiliated parties, does not exceed 10% of the gross purchase price. No acquisition fees were paid during the years ended December 31, 1996, 1995 and 1994, as no properties were purchased.

       When properties are sold, an affiliate of the Venturers' general partner may be paid real estate commissions in the amounts customarily charged by others rendering similar services. Such commissions, plus commissions paid to nonaffiliates, are not to exceed 10% of the gross sales price.
       In connection with the sale of land during 1994, a 5% real estate commission was paid to a nonaffiliate. No real estate commissions were paid during the year ended December 31, 1995, as no sales occurred. In connection with the sale of land during 1996, a total of 6.4% real estate commissions were paid to nonaffiliates.

       The amount due to related party represents expenses paid by Condev Corporation on behalf of the Joint Venture.

                         CONDEV OSCEOLA JOINT VENTURE
                           (A Florida Joint Venture)

                         NOTES TO FINANCIAL STATEMENTS



Note 3.  Note Receivable

       During 1996, the Joint Venture sold land to Orlando Resort Development Group, Inc. for $1,250,000. The Joint Venture received cash and a mortgage note receivable of $900,000. Interest on the note receivable is due quarterly, commencing on November 28, 1996, through August 28, 1999, at an interest rate of 8% per annum. Principal is payable in three equal annual installments of $300,000 beginning August 28, 1997.

                                                            February 12, 1997


Condev Land Fund III, Ltd.
1996 Annual Report

Enclosed is Schedule K-1 (Form 1065) relating to the Fund's operations for the year ended December 31, 1996.

The financial statement, on the reverse side hereof, shows net income for the year ended December 31, 1996 of $38,476. The primary source of the net income was profit on the sale of one parcel of land which occurred during the year. In August Condev/Osceola Joint Venture, in which Condev Land Fund III has a 90% interest, closed on the sale of part of its property located in the King's Heath Subdivision in Caesium, Florida. The Partnership retained approximately 2.9 acres at this location for future sale. As of December 31, 1996, the partnership owned or had an interest in two parcels of land. The net book value per limited partner unit as of December 31, 1996 was $191.81. Distributions to limited partners for the year totalled $225,032.

The sale of the King's Heath property provided that the Joint Venture hold a promissory note in the amount of $900,000, representing the balance due on the purchase price. The first annual installment in the amount of $300,000 is due in August, 1997. However, the buyer has indicated that it intends to refinance the property and retire this note in full during the first part of 1997. Interest on the note is payable quarterly, and is current.

Activity continues in the area of the Partnership's 10-acre commercially zoned parcel on U.S. Highway 27 in Lake County. A new apartment complex is planned immediately to the south of this parcel, and a convenience store is being constructed immediately across U.S. Highway 27 to the west. It is likely that we will see more interest in this parcel from prospective buyers in the coming months.

Sincerely yours,


CONDEV ASSOCIATES