Form 10-Q
period 1997-03-31
CONDEV LAND FUND III LTD
filed 1997-04-25
CIK 850421

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549


                                   FORM 10-Q

               Quarterly Report Pursuant to Section 13 or 15 (d)
                     of the Securities Exchange Act of 1934

                   For the Three Months Ended March 31, 1997
                       Commission File Number 33-28493-A

                           CONDEV LAND FUND III, LTD.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

               FLORIDA                                 59-2943405
   -------------------------------                 -------------------
   (State or other jurisdiction of                  (I.R.S. Employer
    incorporation of organization)                 Identification No.)


                               2487 Aloma Avenue
                           Winter Park, Florida 32792
                    ----------------------------------------
                    (Address of principal executive offices)

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
                                       -----      -----

                           CONDEV LAND FUND III, LTD.

                                     INDEX

                                                                     PAGE
                                                                    NUMBER
PART I.   FINANCIAL INFORMATION:

          ITEM 1.   Financial Statements

                    Statement of Assets,
                    Liabilities and Partner's
                    Capital - March 31, 1997 and
                    December 31, 1996                                 3

                    Statement of Income & Expense
                    Three Months Ended March 31, 1997
                    and March 31, 1996                                4

                    Statement of Cash Receipts and
                    Disbursements-Three months ended
                    March 31, 1997                                    5

                    Notes to Financial Statements                     6 - 8

          ITEM 2.   Management's Discussion and Analysis
                    of Financial Condition and Results
                    of Operations                                     8

PART II.  OTHER INFORMATION:

          ITEM 6.   Exhibits and Reports on Form 8-K                  8

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

                           CONDEV LAND FUND III, LTD.
             STATEMENT OF ASSETS, LIABILITIES AND PARTNER'S CAPITAL
                      MARCH 31, 1997 AND DECEMBER 31, 1996

                                    ASSETS
                                    ------

                                        March 31, 1997  December 31, 1996
                                        --------------  -----------------
     Cash and Cash Equivalents            $   93,949        $  101,678
     Investment in Joint Venture (2)       1,380,001         1,366,879
     Land, at cost (3)                       405,467           405,467
     Organization Costs                        2,311             2,311
                                          ----------        ----------

     Total Assets:                        $1,881,728        $1,876,335
                                          ==========        ==========

                       LIABILITIES AND PARTNER'S CAPITAL
                       ---------------------------------

      Liabilities                         $        0        $        0
                                          ----------        ----------
      Partner's Capital:
            General Partner               $     (265)       $    ( 319)

            Limited Partners               1,881,993         1,876,654
                                          ----------        ----------
             Total Partner's Capital:     $1,881,728        $1,876,335
                                          ----------        ----------
      Total Liabilities and Partner's
       Capital:                           $1,881,728        $1,876,335
                                          ==========        ==========

                          CONDEV LAND FUND III, LTD.
                        STATEMENT OF INCOME AND EXPENSE
             THREE MONTHS ENDED MARCH 31, 1997 AND MARCH 31, 1996
                                  (UNAUDITED)

                                     March 31, 1997  March 31, 1996
                                     --------------  ---------------
          INCOME
          ------
Interest and Other Income                $   986         $     882

Equity in Income of Joint Venture         13,122                 0
                                         -------         ---------
Total Income                             $14,108         $     882
                                         -------         ---------
      OPERATING EXPENSES
      ------------------
Professional fees                          7,000             7,000

Equity in loss of Joint Venture                0               990

Other expense                                 39                 0

Office expense                             1,676             2,152
                                         -------         ---------
     Total Operating Expenses:           $ 8,715         $  10,142
                                         -------         ---------
     Net Profit/(Loss)                   $ 5,393         $  (9,260)
                                         =======         =========

                           CONDEV LAND FUND III, LTD.
                            STATEMENT OF CASH FLOWS
                       THREE MONTHS ENDED MARCH 31, 1997

Cash Flows from Operating Activities:

  Net Income                                         $  5,393
  Adjustments to Reconcile Net Income
   To Net Cash Provided by Operating Activities:
     Equity in income of joint venture                (13,122)
     Cash Provided by Changes in:
       Accounts receivable                                  0
                                                     --------
Net Cash Provided in Operating Activities:           $ (7,729)

Cash Flows from Investing Activities:
  Distributions from Joint Venture, net                    $0
  Investments In Joint Ventures                            $0
                                                     --------

Net Cash Used in Investing Activities:                     $0
                                                     --------
Cash Flows from Financing Activities:
  Distributions to Partners                                (0)
                                                     --------

Net Cash Provided by Financing Activities:           $     (0)
                                                     --------
Net decrease in Cash                                 $ (7,729)
                                                     --------
Cash and Cash Equivalents at Beginning of Year       $101,678

Cash and Cash Equivalents at End of Period           $ 93,949
                                                     ========

Note 1         BUSINESS:
------         --------

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

               The Partnership has made two investments. Refer to Note 2 INVESTMENT IN JOINT VENTURE and Note 3 INVESTMENT IN LAND for details.

               As provided under the terms of the Partnership Agreement, the Partnership was to be in existence until December 31, 1996. In accordance with Florida Limited Partnership Law and the Partnership Agreement, after December 31, 1996 the Partnership has been in liquidation with no change in the status of the limited partners of general partner.


Note 2         INVESTMENT IN JOINT VENTURE:
------         ---------------------------

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

               The purchase price was $1,250,000, or approximately $250,000 per acre. In addition, the buyer reimbursed the Joint Venture $22,400 for sewer capacity reserved for the site. The buyer made a cash payment at closing of $350,000, and issued its promissory note in the amount of $900,000 to the Joint Venture. The mortgage note was repaid, together with accrued interest, on April 2, 1997. The financial impact of this repayment and the subsequent distribution to limited partners is not reflected in the financial statements included herein because the repayment and distribution occurred after March 31, 1997.

               The Joint Venture continues to own 2.94 acres of land in this location.

          A summary of the assets, liabilities and venturers' capital of Condev Osceola Joint Venture as of March 31, 1997 are as follows:

                                    ASSETS
                                  ----------


                 Cash                                  $   44,608
                 Note Receivable                          900,000
                 Investments in land                      589,715
                                                       ----------
                                                       $1,534,323
                                                       ==========

                      LIABILITIES AND VENTURERS' CAPITAL
                      ----------------------------------

                 Accounts Payable                             988
                 Venturers Capital                      1,518,755
                 Current Profit/(Loss)                     14,580
                                                       ----------
                                                       $1,534,323
                                                       ==========


Note 3         INVESTMENT IN LAND:
------         -------------------

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

Note 4         DISTRIBUTIONS TO PARTNERS:
------         --------------------------

               Pursuant to the partnership agreement, cash flow generated each year by the Partnership is to be distributed 99% to the limited partners and 1% to the general partner. There were no cash flow distributions during the first three months of 1997.

               Pursuant to the partnership agreement, proceeds realized from the sale of properties, after the establishment of reserves for future operating costs, are to be distributed at least annually. There was a distribution to limited partners during the second quarter of 1997 in the amount of $799,940 relating to the repayment of the mortgage note described in Note 2 above.


Note 4         RELATED PARTY TRANSACTIONS:
------         ---------------------------

               The Partnership Agreement provides for the reimbursement to the general partner of administrative expenses incurred in the direct operation of the partnership. For the three months ended March 31, 1997, a total of $ 227 was reimbursed to the general partner for direct expenses incurred.

               When properties are sold, an affiliate of the general partner may be paid real estate commissions in amounts customarily charged by others rendering similar services with such commissions plus commissions paid to nonaffiliated brokers not to exceed 10% of the gross sales price. No real estate commissions were paid to the general partner or any affiliate during the three months ended March 31, 1997.

               The general partner is obligated to loan up to $100,000 to the Partnership during its term to meet working capital requirements. No such loans were made to the Partnership during the three months ended March 31, 1997.


Item 2.        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
               -----------------------------------------------------------
               AND RESULTS OF OPERATIONS
               -------------------------

               For the three months ended March 31, 1997 total income was $14,108. This came from interest earned on deposits and short-term investments and income of Condev Osceola Joint Venture which earned interest in the mortgage note discussed in Note 2 above. For the three months ended March 31, 1996, total income was $882. There were no sales of property during the 1996 or 1997 period. Expenses for the three months ended March 31, 1997 were $8,715, primarily professional fees and office expenses, compared to total expenses of $10,142 for the same period in 1996. The 1996 total expenses included $990 equity in loss of Joint Venture as compared to income of $13,122 in the first three months of 1997. Net income for the three months ending March 31, 1997 was $ 5,393, compared to a net loss of $9,260 for the comparable period in 1996.

               Total assets increased from $1,876,335 at December 31, 1996 to $1,881,728 at March 31, 1997. This reflects the net profit for the quarter, primarily due to earnings of Condev Osceola Joint Venture. Assets can be expected to decline in the future as properties are sold and as the mortgage note is repaid and distributions are made to limited partners.

               Liquidity remained at a satisfactory level. Cash and equivalents decreased slightly from $101,678 at 1996 year-end to $ 93,949 at March 31, 1997.


                                    PART II

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K:
         ---------------------------------

         (A)  Exhibits/Index

              None

         (B)  Reports on Form 8-K

              There were no reports of Form 8-K for the period ended March 31, 1997.

                           CONDEV LAND FUND III, LTD.
                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned.


                               CONDEV LAND FUND III, LTD.
                               BY: Condev Associates, General Partner






April 25, 1997                 /s/ Robert N. Gardner
-----------------------        -------------------------------
DATE                           Robert N. Gardner, Partner



April 25, 1997                 /s/ Joseph J. Gardner
-----------------------        ----------------------------------
DATE                           Joseph J. Gardner, Partner