Form 10-Q
period 1997-06-30
CONDEV LAND FUND III LTD
filed 1997-08-01
CIK 850421

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549


                                   FORM 10-Q

               Quarterly Report Pursuant to Section 13 or 15 (d)
                    of the Securities Exchange Act of 1934

                    For the Six Months Ended June 30, 1997
                       Commission File Number 33-28493-A

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

         ITEM 1.   Financial Statements

                   Statement of Assets,
                   Liabilities and Partner's
                   Capital - June 30, 1997 and
                   December 31, 1996                          3

                   Statement of Income & Expense
                   Three Months Ended June 30, 1997
                   and June 30, 1996                          4

                   Statement of Income & Expense
                   Six Months Ended June 30, 1997
                   and June 30, 1996                          5

                   Statement of Cash Receipts and
                   Disbursements-Six months ended
                   June 30, 1997                              6

                   Notes to Financial Statements              7 - 9

          ITEM 2.  Management's Discussion and Analysis
                   of Financial Condition and Results
                   of Operations                              9 - 10

PART II.  OTHER INFORMATION:

          ITEM 6.  Exhibits and Reports on Form 8-K           10

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

                          CONDEV LAND FUND III, LTD.
            STATEMENT OF ASSETS, LIABILITIES AND PARTNER'S CAPITAL
                      JUNE 30, 1997 AND DECEMBER 31, 1996



                                    ASSETS
                                    ------

                                          June 30, 1997  December 31, 1996
                                          -------------  -----------------
Cash and Cash Equivalents                 $  105,286        $  101,678
Investment in Joint Venture (2)              535,049          1,366,879
Land, at cost (3)                            405,467            405,467
Organization Costs                             2,311              2,311
                                          ----------         ----------

Total Assets:                             $1,048,113         $1,876,335
                                          ==========         ==========


                       LIABILITIES AND PARTNER'S CAPITAL
                       ---------------------------------

Liabilities                               $        0         $        0
                                          ----------         ----------

Partner's Capital:
    General Partner                       $     (602)        $      319)
    Limited Partners                       1,848,655          1,876,654
    Less: Distributions                     (799,940)                 0
                                          ----------         ----------

      Total Partner's Capital:            $1,048,113         $1,876,335
                                          ----------         ----------

Total Liabilities and Partner's
  Capital:                                $1,048,113         $1,876,335
                                          ==========         ==========

                          CONDEV LAND FUND III, LTD.
                        STATEMENT OF INCOME AND EXPENSE
              THREE MONTHS ENDED JUNE 30, 1997 AND JUNE 30, 1996
                                  (UNAUDITED)


                              June 30, 1997   June 30, 1996
                              -------------   -------------
                 INCOME
                 ------

Interest and Other Income       $  4,223         $2,835
                                --------         ------

Total Income                    $  4,223         $2,835
                                --------         ------

            OPERATING EXPENSES
            ------------------

Professional fees                      0              0

Equity in loss of Joint Venture   34,952              0

Management fees                    1,872              0

Other expense                         12              0

Office expense                     1,062          1,556
                                --------         ------

Total Operating Expenses:       $ 37,898         $1,556
                                --------         ------

Net Profit/(Loss)               $(33,675)        $1,279
                                ========         ======


                          CONDEV LAND FUND III, LTD.
                        STATEMENT OF INCOME AND EXPENSE
               SIX MONTHS ENDED JUNE 30, 1997 AND JUNE 30, 1996
                                  (UNAUDITED)


                              June 30, 1997   June 30, 1996
                              -------------   -------------
                 INCOME
                 ------

Interest and Other Income        $  5,209        $   3,717
                                 --------        ---------

Total Income                     $  5,209        $   3,717
                                 --------        ---------

          OPERATING EXPENSES
          ------------------

Professional fees                   7,000            7,000

Equity in loss of Joint Venture    21,830              990

Management fees                     1,872                0

Other expense                          51                0

Office expense                      2,738            3,708
                                 --------        ---------

Total Operating Expenses:        $ 33,491        $  11,698
                                 --------        ---------

Net Profit (Loss)                $(28,282)       $(  7,981)
                                 ========        =========


                          CONDEV LAND FUND III, LTD.
                            STATEMENT OF CASH FLOWS
                        SIX MONTHS ENDED JUNE 30, 1997

Cash Flows from Operating Activities:

    Net Income                                               $ (28,282)
    Adjustments to Reconcile Net Income
     To Net Cash Provided by Operating
     Activities:
         Equity in income of joint venture                      21,830
         Cash Provided by Changes in:
           Accounts receivable                                       0
                                                             ---------

Net Cash Provided in Operating Activities:                   $  (6,452)


Cash Flows from Investing Activities:

  Distributions from Joint Venture, net                      $ 810,000
  Investments In Joint Ventures                              $       0
                                                             ---------

Net Cash Used in Investing Activities:                       $ 810,000
                                                             ---------

Cash Flows from Financing Activities:
  Distributions to Partners                                   (799,940)
                                                             ---------

Net Cash Provided by Financing Activities:                   $(799,940)
                                                             ---------

Net increase in Cash                                         $   3,608

Cash and Cash Equivalents at Beginning of Year               $ 101,678
                                                             ---------

Cash and Cash Equivalents at End of Period                   $ 105,286
                                                             =========

Note 1  BUSINESS:
        ---------

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


Note 2  INVESTMENT IN JOINT VENTURE:
        ----------------------------

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

        The purchase price was $1,250,000, or approximately $250,000 per acre. In addition, the buyer reimbursed the Joint Venture $22,400 for sewer capacity reserved for the site. The buyer made a cash payment at closing of $350,000, and issued its promissory note in the amount of $900,000 to the Joint Venture. The mortgage note was repaid, together with accrued interest, on April 2, 1997. After expenses, which included a deferred 5% real estate commission, the net cash received by the Joint Venture was $861,270. A total of $810,000 was distributed by the Joint Venture to the Partnership, and $799,940 was distributed to limited partners. As provided in the Partnership Agreement, the balance of $10,060 was added to Partnership reserves to provide for future expenses.

        The Joint Venture continues to own 2.94 acres of land in this location.

   A summary of the assets, liabilities and venturers' capital of Condev Osceola Joint Venture as of June 30, 1997 are as follows:

                           ASSETS
                           ------

        Cash                                  $   5,536
        Note Receivable                               0
        Prepaid Expenses                            236
        Investments in land                     589,715
                                              ---------
                                              $ 595,487
                                              =========

            LIABILITIES AND VENTURERS' CAPITAL
            ----------------------------------

        Accounts Payable                            988
        Venturers Capital                       618,755
        Current Profit/(Loss)                   (24,256)
                                              ---------
                                              $ 595,487
                                              =========


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

Note 4  DISTRIBUTIONS TO PARTNERS:
        --------------------------

        Pursuant to the partnership agreement, cash flow generated each year by the Partnership is to be distributed 99% to the limited partners and 1% to the general partner. There were no cash flow distributions during the first six months of 1997.

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


Note 4  RELATED PARTY TRANSACTIONS:
        ---------------------------

        The Partnership Agreement provides for the reimbursement to the general partner of administrative expenses incurred in the direct operation of the partnership. For the six months ended June 30, 1997, a total of $2,243 was reimbursed to the general partner for direct expenses incurred.

        When properties are sold, an affiliate of the general partner may be paid real estate commissions in amounts customarily charged by others rendering similar services with such commissions plus commissions paid to nonaffiliated brokers not to exceed 10% of the gross sales price. No real estate commissions were paid to the general partner or any affiliate during the six months ended June 30, 1997.

        The general partner is obligated to loan up to $100,000 to the Partnership during its term to meet working capital requirements. No such loans were made to the Partnership during the six months ended June 30, 1997.


Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
        -----------------------------------------------------------
        AND RESULTS OF OPERATIONS
        -------------------------

        For the six months ended June 30, 1997 total income was $5,209. This came from interest earned on deposits and short-term investments. For the six months ended June 30, 1996, total income was $3,717. There were no sales of property during the 1996 or 1997 period. Expenses for the six months ended June 30, 1997 were $33,491 compared to total expenses of $11,698 in 1996. The major component of these expenses was equity in the loss of Condev/Osceola Joint Venture, which paid deferred real estate commissions due to a non-affiliated broker upon repayment of the Orlando Resort Development Group mortgage. Other expenses were relatively unchanged. The net loss for the six months ending June 30, 1997 was $ 28,282, compared to a net loss of $7,981 for the comparable period in 1996.

        Total assets decreased from $1,876,335 at December 31, 1996 to $1,048,728 at June 30, 1997. This reflects the net results of operations for the period, less distributions to limited partners. Assets can be expected to decline in the future as properties are sold and distributions are made to limited partners.

        Liquidity remained at a satisfactory level. Cash and equivalents increased slightly from $101,678 at 1996 year-end to $105,286 at June 30, 1997.


                                    PART II

Item 6. EXHIBITS AND REPORTS ON FORM 8-K:
        ---------------------------------

        (A)  Exhibits/Index

             None

        (B)  Reports on Form 8-K

             There were no reports of Form 8-K for the period ended
             June 30, 1997.

                          CONDEV LAND FUND III, LTD.
                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned.


                                       CONDEV LAND FUND III, LTD.
                                       BY: Condev Associates, General Partner






July 31, 1997                          /s/ Robert N. Gardner
-------------                          ---------------------
    DATE                               Robert N. Gardner, Partner



July 31, 1997                          /s/ Joseph J. Gardner
-------------                          ---------------------
    DATE                               Joseph J. Gardner, Partner