Form 10-Q
period 1997-09-30
CONDEV LAND FUND III LTD
filed 1997-10-24
CIK 850421

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549


                                   FORM 10-Q

               Quarterly Report Pursuant to Section 13 or 15(d)
                    of the Securities Exchange Act of 1934

                 For the Nine Months Ended September 30, 1997
                       Commission File Number 33-28493-A

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

          ITEM 1.  Financial Statements

                   Statement of Assets,
                   Liabilities and Partner's
                   Capital - September 30, 1997 and
                   December 31, 1996                          3

                   Statement of Income & Expense
                   Three Months Ended September 30, 1997
                   and September 30, 1996                     4

                   Statement of Income & Expense
                   Nine Months Ended September 30, 1997
                   and September 30, 1996                     5

                   Statement of Cash Receipts and
                   Disbursements-Nine months ended
                   September 30, 1997                         6

                   Notes to Financial Statements              7 - 9

          ITEM 2.  Management's Discussion and Analysis
                   of Financial Condition and Results
                   of Operations                              9 - 10

PART II.  OTHER INFORMATION:

          ITEM 6.  Exhibits and Reports on Form 8-K           10

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

                          CONDEV LAND FUND III, LTD.
            STATEMENT OF ASSETS, LIABILITIES AND PARTNER'S CAPITAL
                   SEPTEMBER 30, 1997 AND DECEMBER 31, 1996



                                    ASSETS
                                    ------

                                       September 30, 1997  December 31, 1996
                                       ------------------  -----------------
Cash and Cash Equivalents                  $  104,985         $  101,678
Investment in Joint Venture (2)               534,836          1,366,879
Land, at cost (3)                             405,467            405,467
Organization Costs                              2,311              2,311
                                           ----------         ----------

Total Assets:                              $1,047,599         $1,876,335
                                           ==========         ==========


                       LIABILITIES AND PARTNER'S CAPITAL
                       ---------------------------------


Liabilities                                $        0         $        0
                                           ----------         ----------

Partner's Capital:
    General Partner                        $(     607)        $(     319)
    Limited Partners                        1,848,146          1,876,654
    Less: Distributions                     ( 799,940)                 0
                                           ----------         ----------

        Total Partner's Capital:           $1,047,599         $1,876,335
                                           ----------         ----------

Total Liabilities and Partner's
 Capital:                                  $1,047,599         $1,876,335
                                           ==========         ==========

                          CONDEV LAND FUND III, LTD.
                        STATEMENT OF INCOME AND EXPENSE
         THREE MONTHS ENDED SEPTEMBER 30, 1997 AND SEPTEMBER 30, 1996
                                  (UNAUDITED)


                                    September 30, 1997  September 30, 1996
                                    ------------------  ------------------
     INCOME
     ------

Interest and Other Income                  $ 1,371             $ 1,286

Equity in Income of Joint Venture                0              48,009
                                           -------             -------

Total Income                               $ 1,371             $49,295
                                           -------             -------


     OPERATING EXPENSES
     ------------------

Professional fees                                0                   0

Equity in loss of Joint Venture                213                   0

Management fees                                936                   0

Other expense                                    9                   0

Office expense                                 728                 930
                                           -------             -------

    Total Operating Expenses:              $ 1,886             $   930
                                           -------             -------

    Net Profit/(Loss)                      $(  515)            $48,365
                                           =======             =======


                          CONDEV LAND FUND III, LTD.
                        STATEMENT OF INCOME AND EXPENSE
          NINE MONTHS ENDED SEPTEMBER 30, 1997 AND SEPTEMBER 30, 1996
                                 (UNAUDITED)


                                    September 30, 1997  September 30, 1996
                                    ------------------  ------------------
     INCOME
     ------

Interest and Other Income                 $    6,581          $ 5,003

Equity in Income of Joint Venture                  0           48,009
                                          ----------          -------

Total Income                              $    6,581          $53,012
                                          ----------          -------


     OPERATING EXPENSES
     ------------------

Professional fees                              7,000            7,000

Equity in loss of Joint Venture               22,043              990

Management fees                                2,808                0

Other expense                                     60                0

Office expense                                 3,466            4,638
                                          ----------          -------

        Total Operating Expenses:         $   35,377          $12,628
                                          ----------          -------

        Net Profit (Loss)                  ($ 28,796)         $40,384
                                                              =======


                          CONDEV LAND FUND III, LTD.
                            STATEMENT OF CASH FLOWS
                     NINE MONTHS ENDED SEPTEMBER 30, 1997


  Cash Flows from Operating Activities:

     Net Income                                                   $( 28,796)
     Adjustments to Reconcile Net Income
     To Net Cash Provided by Operating
     Activities:
          Equity in income of joint venture                          22,043
          Cash Provided by Changes in:
                    Accounts receivable                                   0
                                                                  ---------

  Net Cash Provided in Operating Activities:                      $(  6,753)


  Cash Flows from Investing Activities:

          Distributions from Joint Venture, net                    $810,000
          Investments In Joint Ventures                            $      0
                                                                   --------

Net Cash Used in Investing Activities:                             $810,000
                                                                   --------

Cash Flows from Financing Activities:
           Distributions to Partners                               (799,940)
                                                                  ----------

Net Cash Provided by Financing Activities:                         $(99,940)
                                                                  ---------
Net increase in Cash                                               $  3,307

Cash and Cash Equivalents at Beginning of Year                     $101,678
                                                                   --------

Cash and Cash Equivalents at End of Period                         $104,985
                                                                   ========

Note 1    BUSINESS:
          --------

          Condev Land Fund III, Ltd. (the "Partnership") was formed on February 15, 1989 pursuant to the provisions of the Florida Revised
          Uniform Limited Partnership Act for the purpose of acquiring and holding for investment unimproved land in Central Florida.

          The Offering Period for the Partnership originally scheduled to expire on July 2, 1990 was extended to June 30, 1991. As of June 30,
          1991, the Partnership had received $2,446,000 in partnership capital, represented by 9,784 units of Limited Partnership interest.

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

     A summary of the assets, liabilities and venturers' capital of Condev Osceola Joint Venture as of September 30, 1997 are as follows:



                         ASSETS
                         ------

           Cash                                            $   5,286
           Investments in land                               589,965
                                                           ---------

                                                           $ 595,251
                                                           =========

                  LIABILITIES AND VENTURERS' CAPITAL
                  ----------------------------------

            Accounts Payable                                     988
            Venturers Capital                                618,755
            Current Profit/(Loss)                          (  24,492)
                                                           ---------

                                                          $  595,251
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

Note 4    DISTRIBUTIONS TO PARTNERS:
          --------------------------

          Pursuant to the partnership agreement, cash flow generated each year by the Partnership is to be distributed 99% to the limited partners and 1% to the general partner. There were no cash flow distributions during the first nine months of 1997.

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


Note 4    RELATED PARTY TRANSACTIONS:
          ---------------------------

          The Partnership Agreement provides for the reimbursement to the general partner of administrative expenses incurred in the direct operation of the partnership. For the nine months ended September 30, 1997, a total of $3,466 was reimbursed to the general partner for direct expenses incurred.

          When properties are sold, an affiliate of the general partner may be paid real estate commissions in amounts customarily charged by others rendering similar services with such commissions plus commissions paid to nonaffiliated brokers not to exceed 10% of the gross sales price. No real estate commissions were paid to the general partner or any affiliate during the nine months ended September 30, 1997.

          The general partner is obligated to loan up to $100,000 to the Partnership during its term to meet working capital requirements. No such loans were made to the Partnership during the nine months ended September 30, 1997.


Item 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
          -----------------------------------------------------------
          AND RESULTS OF OPERATIONS
          -------------------------


          For the nine months ended September 30, 1997 total income was $6,581. This came from interest earned on deposits and short-term investments. For the nine months ended June 30, 1996, total income was $53,012. There were no sales of property during the 1997 period. However, the 1996 period included $48,009 in income in the equity of Condev Osceola Joint Venture, which recorded a profit on the sale of property during the third quarter of 1996. Expenses for the nine months ended September 30, 1997 were $35,377 compared to total expenses of $12,628 in 1996. The major component of these expenses in 1997 was equity in the loss of Condev/Osceola Joint Venture, which paid deferred real estate commissions due to a non-affiliated broker upon repayment of the Orlando Resort Development Group mortgage. Other expenses were relatively unchanged. The net loss for the nine months ending September 30, 1997 was $ 28,796, compared to a net income of $40,384 for the comparable period in 1996.

          Total assets decreased from $1,876,335 at December 31, 1996 to $1,047,599 at September 30, 1997. This reflects the net results of operations for the period, less distributions to limited partners. Assets can be expected to decline in the future as properties are sold and distributions are made to limited partners.

          Liquidity remained at a satisfactory level. Cash and equivalents increased slightly from $101,678 at 1996 year-end to $104,985 at September 30, 1997.

                                    PART II

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K:
         ---------------------------------

         (A)  Exhibits/Index

              None

         (B)  Reports on Form 8-K

              There were no reports of Form 8-K for the period ended September 30, 1997.

                          CONDEV LAND FUND III, LTD.
                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned.


                               CONDEV LAND FUND III, LTD.
                               BY: Condev Associates, General Partner






October 27, 1997               /s/ Robert N. Gardner
----------------------         ---------------------------------
      DATE                     Robert N. Gardner, Partner



October 27, 1997               /s/ Joseph J. Gardner
----------------------         ----------------------------------
      DATE                     Joseph J. Gardner, Partner