Form 10-K
period 1997-12-31
CONDEV LAND FUND III LTD
filed 1998-03-13
CIK 850421

                      SECURITIES AND EXCHANGE COMMISSION

                               Washington, D.C.

                                   Form 10-K

                 Annual Report Pursuant to Section 13 or 15(d)
                         of the Securities Act of 1934

For the Fiscal Year Ended                    Commission File Number
December 31, 1997                                 #33-28493-A

                          Condev Land Fund III, Ltd.
                          --------------------------
                         (Exact Name of Registrant as
                           specified in its charter)

      Florida                                     #59-2943405
-------------------------------          -------------------------------
(State or other jurisdiction               (IRS Employer ID #)
of incorporation or
organization)


2479 Aloma Avenue
Winter Park, Florida                              32792
-------------------------------              ---------------
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

          Yes  X          No_______
             -------

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
amendment to this Form 10-K.            [ X ]

State the aggregate market value of the voting stock held by non-affiliates of the Registrant:
                                Not Applicable
                                --------------

                          CONDEV LAND FUND III, LTD.

                               Table of Contents

                                                                                             Page No.
                                                                                             --------
Part I
   Item 1.    Business                                                                          1
   Item 2.    Properties                                                                        2
   Item 3.    Legal Proceedings                                                                 2
   Item 4.    Submission of Matters to a Vote of Security Holders                               2

Part II
   Item 5.    Market for Registrant's Common Equity and Related Security Holder Matters         3
   Item 6.    Selected Financial Data                                                           3
   Item 7.    Management's Discussion and Analysis of Financial Condition and
              Results of Operations                                                             3
   Item 8.    Financial Statements and Supplementary Data                                       6
   Item 9.    Changes in and Disagreements with Accountants on Accounting and
              Financial Disclosure                                                             25

Part III
   Item 10.  Directors and Executive Officers of the Registrant                                25
   Item 11.  Executive Compensation                                                            25
   Item 12.  Security Ownership of Certain Beneficial Owners and Management                    25
   Item 13.  Certain Relationships and Related Transactions                                    26

Part IV
   Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K                  27

Signatures                                                                                     28

Annual Report to Limited Partners                                                              29

                                    PART I

Item 1.

          Business:
          ---------

          Condev Land Fund III, Ltd. (the "Partnership") is a Florida limited partnership formed on February 15, 1989 under the Florida Revised Uniform Partnership Act. The Partnership was formed for the purpose of acquiring and holding for investment pre-development land in Central Florida. The Partnership registered with the Securities and Exchange Commission and sold to investors a total of 9,784 units of limited partnership interest at an initial offering price of $250 per unit. The Partnership had collected $2,446,000 in Limited Partnership capital as of December 31, 1989.

          As provided under the terms of the Partnership Agreement the Partnership was to be in existence until December 31, 1996. In accordance with the Florida Limited Partnership Law and the Partnership Agreement, after December 31, 1996 the Partnership has been in liquidation with no change in the status of the limited partners or general partner.

          Since the Partnership is in liquidation, the primary objective of the Partnership is to sell properties at current market prices and distribute the net proceeds to partners. To this end, the General Partner is constantly monitoring area developments which are likely to effect the salability of each property. This includes area commercial and residential development, comparable sales transactions, road and highway improvements, requests for zoning or comprehensive land use changes, and changes in the availability of utilities. The General Partner or its representatives attend county commission meetings, planning and zoning hearings and community information meetings as part of this endeavor. Properties are priced after consideration is given to all of these factors.

          In addition to trying to sell the portfolio properties, the Partnership must manage the properties in the best interest of the partners. This includes traditional property maintenance such as insuring the property against liability, paying and appealing for adjustment, when appropriate, real estate taxes, mowing and trash removal. It also entails reacting promptly to area developments to insure that vested development rights are preserved or marketability of the property is enhanced. In some cases, it is necessary to retain consultants to assist with this effort. In other cases, expenditure of partnership reserves is required to keep the property properly positioned for sale.

          Properties are marketed through a combination of direct advertising, including "For Sale" signs located on each property, constant contact with the local, national and international brokerage communities, and direct contact with potential purchasers. Extensive marketing materials and relevant development information is maintained and constantly updated for use by potential buyers.

          The Partnership has no employees. Messrs. Robert N. Gardner and Joseph
          J. Gardner are the general partners of Condev Associates, a Florida general partnership, which is the General Partner of the Partnership (the "General Partner").

Item 2.

          Properties:
          ----------

          Since its inception, the Partnership has purchased two properties for investment in the Central Florida area. Part of one parcel was sold during 1994. There were no sales of land during 1995 and 1997, and another part of one property was sold during 1996. As of December 31, 1997, the partnership owned or had an investment in two properties.

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

          During the third quarter of 1994, an international investment group purchased four parcels of land totaling approximately 9.4 acres adjacent to this parcel. As part of this transaction, Condev Osceola Joint Venture sold a small corner of its adjoining property to this group to accommodate a realignment of a road serving both properties. The total purchase price for the 28,607 square feet sold was $175,000, or $6.12 per square foot. The Partnership's share of this sale was 90%, or $144,000. In November, 1994 a total of $44,028 was distributed to limited partners representing return of capital and profits on the sale of this parcel. The remaining proceeds were used to pay closing costs and to augment the Partnership's cash position.

          On August 28, 1996, Condev Osceola Joint Venture concluded the sale of a 5.08 acre part of this parcel. The purchase price was $1,250,000, or approximately $5.65 per square foot. The buyer made a cash payment at closing of $350,000 and issued its promissory note in the amount of $900,000 to the Joint Venture. The Joint Venture retained a mortgage on the land until the note was repaid. After closing expenses and real estate commissions paid to outside brokers, the net cash received by the Joint Venture was $266,000. Of this amount, $225,032 was distributed to limited partners of Condev Land Fund III, Ltd., and $25,000 was distributed to limited partners in Condev Osceola, Ltd., the other 10% investor in the Joint Venture. The balance of $15,968 was retained in the Joint Venture to provide for future anticipated costs and expenses. Upon repayment of the $900,000 note on April 2, 1997, the Partnership received its share in the amount of $810,000 and distributed $799,940 to limited partners. The Joint Venture continues to own 2.94 acres of land in the Kyng's Heath subdivision.

          Date of Purchase:                  May 31, 1991
          Purchase Price:                      $1,740,000
          Additional Capitalized Costs:            30,697
          Partnership interest (90%):          $1,593,627

          Less: Sale of .66 acres              (   61,497)
                                               ----------
                                               $1,532,130
          Less: Sale of 5.08 acres             (  832,507)
                                               ----------
                                               $  534,372

          Parcel 2:
          --------

          On August 6, 1993, the Partnership purchased a 10-acre parcel of commercially zoned land fronting on the east side of U.S. Highway 27 in Lake County, Florida, approximately 1.5 miles north of the U.S. 192 and U.S. 27 intersection. The southwest corridor of Orlando is an area that continues to experience rapid gain in employment, population and household growth and commercial development.

          Date of Purchase:                   August 6, 1993
          Purchase Price:                     $   400,000
          Additional Capitalized Costs:             5,467

          Based on developments in the immediate area of this property, it is clear that the Partnership will be in a better competitive position to sell the property if sewer and water service is available to the property limits. Accordingly, the General Partner has engaged an engineering firm to design and estimate the costs of extending such service to the property. Preliminary estimates have been completed, and the General Partner is now in the process of obtaining the necessary development permits. If all goes as scheduled, construction should begin in mid-1998 with completion anticipated by September. The costs of these improvements will be reimbursed to the Partnership by buyers of the property.

Item 3.

          Legal Proceedings:
          -----------------

          As of December 31, 1997, the Partnership was not subject to any pending legal proceedings.

Item 4.

          Submission of Matters to a Vote of Security Holders:
          ---------------------------------------------------

          No matter was submitted to Unit Holders for a vote during the fourth quarter of the year ended December 31, 1997.

                                    PART II


Item 5.

          Markets for Registrant's Common Equity and Related Security Holder
          ------------------------------------------------------------------
          Matters:
          -------

          (a) There has not been a public secondary market and it is not anticipated that a public secondary market for the Units will develop.

          (b) As of December 31, 1997, there were approximately 350 holders of record of the Units of the Partnership.

          (c) There are no regularly scheduled distributions to limited partners. Distributions are made subsequent to sale of Partnership properties after provision has been made for adequate reserves to cover anticipated future expenses of the Partnership. Limited partners received cash distributions totaling $799,940, $225,032 and $-0-during the years ended December 31, 1997, 1996 and 1995.

Item 6.

          Selected Financial Data:
          -----------------------

                                                 Year Ended December 31,
                                                 -----------------------

                                  1997         1996        1995         1994        1993
                                  ----         ----        ----         ----        ----
          Revenue              $    7,853   $   56,995  $    7,457   $   76,218  $    9,658
          Net Income (Loss)       (41,881)      38,476    ( 30,888)      63,976     (22,151)
          Total Assets          1,035,001    1,876,335   2,064,061    2,093,779   2,073,831
          Partners' Capital     1,034,514    1,876,335   2,062,891    2,093,779   2,073,831

          The above selected financial data should be read in conjunction with the financial statements and related notes appearing elsewhere in this annual report.

Item 7.

          Management's Discussion and Analysis of Financial Condition and
          ---------------------------------------------------------------
          Results of Operations:
          ---------------------

          January 1, 1997 through December 31, 1997:

          During 1997, the Partnership continued to manage the portfolio properties and direct its efforts towards positioning the remaining two properties for sale. The areas in which the properties are located continue to mature, and sales prospects are encouraging at this time.

          On April 2, 1997, Condev Osceola Joint Venture received payment in full of the $900,000 principal plus accrued interest on the mortgage note taken in connection with the sale of part of its property in the Kyng's Heath subdivision. See Item 2, Properties. After expenses, which included a deferred 5% consulting fee paid to a non-affiliated real estate broker, the net cash received by the Joint Venture was $861,270. A total of $810,000 was distributed by the Joint Venture to the Partnership and $799,940 was distributed to limited partners in April 1997.

          For the year ended December 31, 1997, the Partnership had total revenue of $7,853, consisting primarily of interest earned on cash and cash equivalents during the year. This compares to total revenues of $56,995 for the year ended December 31, 1996. The 1996 figure includes $50,650 in net income from the Partnership's joint venture, Condev Osceola Joint Venture, the owner of parcel #2. See Item 2, Properties. There were no sales of property by either the Partnership or the Joint Venture during 1997.

          Operating expenses totaled $18,227 for 1997 compared to $18,519 for 1996. Most of these expenses relate to the management and administration of the Partnership. However, the equity in the loss of Condev Osceola Joint Venture was $31,507 for 1997. The reason for this loss was a consulting expense in the amount of $47,170 relating to the collection and subsequent payoff of a mortgage note held by the Joint Venture. This consulting expense was partially offset by interest income on the same mortgage note in the amount of $25,000. As mentioned in the preceding paragraph, Condev Osceola Joint Venture had a profit in 1996.

          Total Assets at December 31, 1997 were $1,035,001 compared to $1,876,335 at December 31, 1996. This represents a decrease of $841,334, and was primarily caused by the distribution of $799,940 to limited partners following repayment of the mortgage note held by Condev Osceola Joint Venture, plus reported operating losses. Assets will continue to decline as properties are sold and the proceeds are distributed to limited partners. Liquidity remained at a satisfactory level. Cash and cash equivalents at December 31, 1997 stood at $90,357 as compared to $101,678 a year earlier.

          The business of the Partnership is to own, manage and sell, as market conditions permit, pre-development land in the central Florida area. Due to the nature of the commercial real estate market in the central Florida area, it is difficult to project when individual properties will sell or when the entire portfolio will be liquidated. Because of these uncertainties, the General Partner has established reserves to fund real estate taxes, costs associated with maintaining the properties and other required services such as partnership administration, accounting and legal. The reserve will be replenished from future land sales as needed.

          For 1998, the General Partner estimates that approximately $15,500 will be required to pay real estate taxes on the properties held by the Partnership and Condev Osceola Joint Venture. In addition, the General Partner estimates that property associated holding costs will total approximately $6,000 during 1998 and the costs of administration, legal and accounting will require approximately $9,000. These three categories of expense, totaling $30,500, will be paid from Partnership reserves which were $90,357 at 1997 year end. Should the Partnership not successfully conclude a property sale in 1998 and add to reserves, reserves would fall to approximately $60,000 by year end 1998. At the level of costs associated with the Partnership's business as set out above, the Partnership has reserves at year end 1997 to fund three years of costs.

          The General Partner estimates that no property will be sold in 1998, even though the areas in which the Partnership's properties are located continue to mature and develop. This is due to the long period of time necessary for buyers to perform due diligence under a new contract for sale and to obtain the necessary governmental development permits. If this estimation proves to be accurate, there will be no distributions to partners during 1998. The General Partner regards the present level of reserves adequate to fund future expenses.

          The General Partner expects to place part of one or both of the Partnership's properties under contract in 1998 which are estimated to close during 1999. It is estimated that it will require another two
          (2) years to complete the sale of properties held by the Partnership or by the joint venture in which the Partnership is a participant.

          January 1, 1996 through December 31, 1996:

          The Partnership continued to manage the portfolio properties and to attempt to present the properties to potential purchasers.

          For the year ended December 31, 1996, the Partnership reported total revenue of $56,995. This included $50,650 equity in income of joint venture. This compares to total revenue of $7,457 for the year ended December 31, 1995. The 1996 equity income resulted from the sale of
          5.08 acres by the Joint Venture. Refer to Item 2, Properties, Parcel 1 for details. The change in interest income reflects varying cash levels during the two years.

          Operating expenses totaled $18,519 for the year ended December 31, 1996, compared to $16,904 for the year ended December 31, 1995. The 1996 figure does not include $1,124 in net expenses incurred in Condev Osceola Joint Venture because the joint venture reported a profit for the year. The profit relates to the sale of the part of Parcel 1 mentioned above and interest on the related purchase money mortgage. Total expenses for the Joint Venture, consisting primarily of real estate taxes were essentially unchanged from the previous year.

          The net profit reported for the year ended December 31, 1996 was $38,476, compared to a loss of $30,888 for the year ended December 31, 1995.

          At year-end 1996, total assets of the Partnership were $1,876,335, compared with $2,064,061 at year-end 1995. This decline reflects the property sale and related distribution to limited partners during 1996. The Partnership had no liabilities at December 31, 1996. Partners capital decreased from $2,062,891 at December 31, 1995 to $1,876,335 at December 31, 1996, again the result of Partnership profits offset by distributions to limited partners during the year.

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

          For the year ended December 31, 1995, the Partnership reported total revenue of $7,457. This compares to total revenue of $76,218, including $70,647 recognized gain on the sale of land in the Joint Venture and $5,571 in interest and other income for the year ended December 31, 1994. There were no sales of land in 1995. Refer to Item 2, Properties, Parcel 1. The change in interest income reflects varying cash levels during the two years.

          Operating expenses totaled $16,904 for the year ended December 31, 1995, compared to $12,242 for the year ended December 31, 1994. The 1994 figure does not include $21,698 in expenses incurred in Condev Osceola Joint Venture, because the joint venture reported a profit for the year. The profit relates to the sale of the part of Parcel 1 mentioned above. Total expenses for the Joint Venture, consisting primarily of real estate taxes were essentially unchanged from the previous year. Of the other expenses, professional fees increased from $4,130 in 1994 to $8,170 in 1995 as a result of the final expenses of the planning and design effort required to conclude the sale of part of Parcel 1. The other expense categories remained essentially unchanged from the prior year.

          The net loss reported for the year ended December 31, 1995 was $30,888, compared to a profit of $63,976 for the year ended December 31, 1994.

          At year-end 1995, total assets of the Partnership were $2,064,061, compared with $2,093,779 at year-end 1994. This decline reflects the operating loss for 1995. The Partnership had total liabilities of $1,170 at December 31, 1995. This is an amount due to an affiliate of the general partner for expenses paid on behalf of the Partnership. There were no outstanding liabilities as of December 31, 1994. Partners' capital decreased from $2,093,779 at December 31, 1994 to $2,062,891 at December 31, 1994, again the result from Partnership losses of $30,888 for the year.

Item 8.

          Financial Statements and Supplementary Data:
          -------------------------------------------

          I. Condev Land Fund III, Ltd.                          Page
          ----------------------------

             INDEPENDENT AUDITORS' REPORT                         7

             FINANCIAL STATEMENTS

               Balance sheets                                     8
               Statements of operations                           9
               Statements of partners' capital                   10
               Statements of cash flows                          11
               Notes to financial statements                12 - 16


          II.  Condev Osceola Joint Venture
          ---------------------------------

             INDEPENDENT AUDITORS' REPORT                        17

             FINANCIAL STATEMENTS

               Balance sheets                                    18
               Statements of operations                          19
               Statements of partners' capital                   20
               Statements of cash flows                          21
               Notes to financial statements                22 - 26

                         INDEPENDENT AUDITORS' REPORT
                         ----------------------------


The Partners
Condev Land Fund III, Ltd.
Winter Park, Florida


    We have audited the accompanying balance sheets of Condev Land Fund III, Ltd. (a Florida Limited Partnership) as of December 31, 1997 and 1996, and the related statements of operations, partners' capital and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the General Partner. Our responsibility is to express an opinion on these financial statements based on our audits.

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

    In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Condev Land Fund III, Ltd. as of December 31, 1997 and 1996, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.



                                         OSBURN, HENNING AND COMPANY


Orlando, Florida
January 15, 1998

                          CONDEV LAND FUND III, LTD.
                        (A Florida Limited Partnership)

                                BALANCE SHEETS
                          December 31, 1997 and 1996


                                                     1997        1996
                                                  ----------  ----------
      ASSETS

Cash and cash equivalents                         $   90,357  $  101,678
Accounts receivable                                    2,494           -
Land, at cost (Note 2)                               405,467     405,467
Investment in joint venture (Note 3)                 534,372   1,366,879
Organization costs, less accumulated
  amortization of $2,190 in 1997 and
  $2,190 in 1996                                       2,311       2,311
                                                  ----------  ----------

                                                  $1,035,001  $1,876,335
                                                  ==========  ==========

    LIABILITIES AND PARTNERS' CAPITAL

Liabilities
  Accounts payable                                $      487   $        -
                                                  ----------   ----------

Partners' capital (deficit):
  General partner                                       (738)        (319)
  Limited partners                                 1,035,252    1,876,654
                                                  ----------   ----------
          Total partners' capital                  1,034,514    1,876,335
                                                  ----------   ----------

                                                  $1,035,001   $1,876,335
                                                  ==========   ==========

The Notes to Financial Statements are an integral part of these statements.

                          CONDEV LAND FUND III, LTD.
                        (A Florida Limited Partnership)

                           STATEMENTS OF OPERATIONS
                 Years Ended December 31, 1997, 1996 and 1995

                                         1997       1996      1995
                                       ---------  --------  ---------
Revenue:
  Interest income                      $  6,053    $ 4,570  $  5,707
  Other income                            1,800      1,775     1,750
  Equity in income of joint venture
    (Note 3)                                  -     50,650         -
                                       --------    -------  --------
                                          7,853     56,995     7,457
                                       --------    -------  --------
Expenses:
  Professional fees                       7,000      7,000     8,170
  Other expenses                          8,452      9,264     6,334
  Taxes and permits                       2,775      2,255     2,400
  Equity in loss of joint venture
    (Note 3)                             31,507          -    21,441
                                       --------    -------  --------
                                         49,734     18,519    38,345
                                       --------    -------  --------

          Net income (loss)            $(41,881)   $38,476  $(30,888)
                                       ========    =======  ========

The Notes to Financial Statements are an integral part of these statements.

                          CONDEV LAND FUND III, LTD.
                        (A Florida Limited Partnership)

                        STATEMENTS OF PARTNERS' CAPITAL
                 Years Ended December 31, 1997, 1996 and 1995

                                         General     Limited
                                         Partner    Partners       Total
                                         -------   ----------   ----------

Balances, December 31, 1994                $ 123   $2,093,656   $2,093,779

  Net income (loss)                         (309)     (30,579)     (30,888)
                                         -------   ----------   ----------

Balances (deficit), December 31, 1995       (186)   2,063,077    2,062,891

  Distributions to partners (Note 4)           -     (225,032)    (225,032)

  Net income (loss)                         (133)      38,609       38,476
                                         -------   ----------   ----------

Balances (deficit), December 31, 1996       (319)   1,876,654    1,876,335

  Distributions to partners (Note 4)           -     (799,940)    (799,940)

  Net income (loss)                         (419)     (41,462)     (41,881)
                                         -------   ----------   ----------

Balances (deficit), December 31, 1997      $(738)  $1,035,252   $1,034,514
                                         =======   ==========   ==========

The Notes to Financial Statements are an integral part of these statements.

                          CONDEV LAND FUND III, LTD.
                        (A Florida Limited Partnership)

                           STATEMENTS OF CASH FLOWS
                 Years Ended December 31, 1997, 1996 and 1995

                                                    1997        1996        1995
                                                 ----------  ----------  ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                              $ (41,881)  $  38,476    $(30,888)
  Adjustments to reconcile net income
    (loss) to net cash provided by
    (used in) operating activities:
      Equity in (income) loss of
        joint venture                               31,507     (50,650)     21,441
      Amortization                                       -       2,075           -
      (Increase) decrease in accounts
        receivable                                  (2,494)          -           -
      Increase (decrease) in accounts
        payable                                        487      (1,170)      1,170
                                                 ---------   ---------    --------
          Net cash provided by
            (used in) operating
            activities                             (12,381)    (11,269)     (8,277)
                                                 ---------   ---------    --------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Investment in joint venture                       (9,000)     (9,099)    (19,412)
  Distributions from joint venture                 810,000     225,000           -
  Land acquisitions and related costs                    -           -      (1,862)
                                                 ---------   ---------    --------
          Net cash provided by
            (used in) investing
            activities                             801,000     215,901     (21,274)
                                                 ---------   ---------    --------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Distributions to partners                       (799,940)   (225,032)          -
                                                 ---------   ---------    --------

          Net increase (decrease) in
            cash and cash equivalents              (11,321)    (20,400)    (29,551)

CASH AND CASH EQUIVALENTS, BEGINNING               101,678     122,078     151,629
                                                 ---------   ---------    --------

CASH AND CASH EQUIVALENTS, ENDING                $  90,357   $ 101,678    $122,078
                                                 =========   =========    ========

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

               The terms of the partnership agreement provided that the Partnership will continue in existence until December 31, 1996. However, the Partnership's operations will continue until all investments of the Partnership are sold and proceeds distributed to the partners.

          Use of Estimates
          ----------------

               In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the financial statements and revenues and expenses for the period. Actual results could differ significantly from those estimates.

          Organization Costs
          ------------------

               The Partnership has capitalized all organization costs. Upon sale of land, each parcel is allocated a portion of these costs based on the ratio of total acquisition cost to the net proceeds of the offering available to purchase properties for investment. The accompanying statements of operations include $-0-, $2,075, and $-0- of organization costs amortization for the years ended 1997, 1996 and 1995, respectively, from sales of land by the joint venture in which the Partnership has an investment. There was no organization costs amortization in 1995 as no land sales occurred. For tax purposes, the Partnership is amortizing organization costs over five years.

          Land
          ----

               Land, held for investment, is stated at the lower of cost or fair value. Land is assessed for impairment when the Partnership believes that events or changes in circumstances indicate that its carrying amount may not be recoverable. Costs that clearly relate to land development projects are capitalized. Interest costs, real estate taxes and insurance are capitalized while development is in progress. When development is complete, these costs are expensed.

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

          Cash and Cash Equivalents
          -------------------------

               The Partnership considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. At December 31, 1997, cash and cash equivalents include $87,200 invested in Goldman FS Federal Admin.

Note 2.   Land

          At December 31, 1997 and 1996, land consisted of a ten-acre parcel, zoned commercial, in Lake County, Florida.

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

                                              EQUITY IN
                                                INCOME
                  YEAR         INVESTMENT        (LOSS)
                  ----         ----------     ----------
                  1997         $   534,372      $(31,507)
                  1996         $ 1,366,879      $ 50,650
                  1995         $ 1,532,130      $(21,441)

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

          A summary of the assets, liabilities, and venturers' capital of Condev Osceola Joint Venture as of December 31, 1997 and 1996 is as follows:

                                                               1997        1996
                                                            ----------  ----------
                         Assets
                         ------
            Cash                                              $  4,032  $   30,028
            Note receivable                                          -     900,000
            Investment in land                                 589,715     589,715
                                                              --------  ----------

                                                              $593,747  $1,519,743
                                                              ========  ==========

               Liabilities and Venturers' Capital
               ---------------------------------

            Liabilities                                       $      -  $      988
            Venturers' capital                                 593,747   1,518,755
                                                              --------  ----------

                                                              $593,747  $1,519,743
                                                              ========  ==========

          The Joint Venture had revenue of $25,000, $75,926 and $-0- during the years ended December 31, 1997, 1996 and 1995, respectively, and net income (loss) of $(35,008), $56,278 and $(23,824), respectively.

Note 4.   Allocations and Distributions to Partners

          Operations (excluding land sales)
          ---------------------------------

            Pursuant to the partnership agreement, cash flow and profits and losses from operations are allocated and distributed 99% to the limited partners and 1% to the general partner. No distributions attributable to cash flow were made during the years ended December 31, 1997, 1996 or 1995.


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

               The limited partners received distributions of $799,940, $225,032 and $-0- during the years ended December 31, 1997, 1996 and 1995, respectively, attributable to net cash proceeds from sales of land held through Condev Osceola Joint Venture.


Note 5.   Related Party Transactions

          The partnership agreement permits the general partner or its affiliates to receive an acquisition fee or a real estate commission from sellers in an amount not to exceed 5% of the gross purchase price of land purchased by the Partnership, so long as the total acquisition fee, including that paid to unaffiliated parties, does not exceed 10% of the gross purchase price. No acquisition fees were paid during the years ended December 31, 1997, 1996 or 1995, as no properties were purchased.


CONTINUED ON NEXT PAGE

                          CONDEV LAND FUND III, LTD.
                        (A Florida Limited Partnership)

                         NOTES TO FINANCIAL STATEMENTS



Note 5.   Related Party Transactions - (Continued)

          When properties are sold, an affiliate of the general partner may be paid real estate commissions in amounts customarily charged by others rendering similar services, with such commissions, plus commissions paid to nonaffiliates, not to exceed 10% of the gross sales price. No real estate commissions were paid during the years ended December 31, 1997, 1996 and 1995, with respect to sales, as no sales occurred.

          The general partner is obligated to loan up to $100,000 to the Partnership during its term to meet working capital requirements. No such loans were made to the Partnership during the years ended December 31, 1997, 1996 and 1995.

          The general partner earned certain fees for administration and management services provided, pursuant to the partnership agreement. Such fees amounted to $3,744 for the year ended December 31, 1997 and $3,720 for the years ended December 31, 1996 and 1995.

                         INDEPENDENT AUDITORS' REPORT
                         ----------------------------


The Venturers
Condev Osceola Joint Venture
Winter Park, Florida


     We have audited the accompanying balance sheets of Condev Osceola Joint Venture (a Florida Joint Venture) as of December 31, 1997 and 1996, and the related statements of operations, venturers' capital, and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Joint Venture's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Condev Osceola Joint Venture as of December 31, 1997 and 1996, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.



OSBURN, HENNING & COMPANY

Orlando, Florida
January 13, 1998

                         CONDEV OSCEOLA JOINT VENTURE
                           (A Florida Joint Venture)

                                BALANCE SHEETS
                          December 31, 1997 and 1996


                                                         1997        1996
                                                       ---------  ----------
      ASSETS

Cash                                                    $  4,032  $   30,028
Note receivable (Note 3)                                       -     900,000
Land, at cost                                            589,715     589,715
                                                        --------  ----------

                                                        $593,747  $1,519,743
                                                        ========  ==========

      LIABILITIES AND VENTURERS' CAPITAL

Due to related party (Note 2)                           $      -  $      988

Venturers' capital                                       593,747   1,518,755
                                                        --------  ----------

                                                        $593,747  $1,519,743
                                                        ========  ==========

  The Notes to Financial Statements are an integral part of these statements.

                         CONDEV OSCEOLA JOINT VENTURE
                           (A Florida Joint Venture)

                           STATEMENTS OF OPERATIONS
                 Years Ended December 31, 1997, 1996 and 1995


                                                 1997       1996       1995
                                              ----------  --------  ----------
Revenue:
  Gain on land sale                            $      -    $57,526   $      -
  Interest income                                25,000     18,400          -
                                               --------    -------  ---------
                                                 25,000     75,926          -
                                               --------    -------  ---------
Expenses:
  Real estate taxes                              10,266     18,343     21,569
  Consulting expense                             47,170                     -
  Other expenses                                  2,572      1,305      2,255
                                               --------    -------  ---------
                                                 60,008     19,648     23,824
                                               --------    -------  ---------

          Net income (loss)                    $(35,008)   $56,278   $(23,824)
                                               ========    =======  =========

  The Notes to Financial Statements are an integral part of these statements.

                         CONDEV OSCEOLA JOINT VENTURE
                           (A Florida Joint Venture)

                       STATEMENTS OF VENTURERS' CAPITAL
                 Years Ended December 31, 1997, 1996 and 1995

                                  Condev Land        Condev
                                 Fund III, Ltd.   Osceola, Ltd.      Total
                                 ---------------  --------------  -----------

Balances at December 31, 1994        $1,534,160        $170,462   $1,704,622

  Contributions                          19,412           2,157       21,569

  Net income (loss)                     (21,442)         (2,382)     (23,824)
                                     ----------        --------   ----------

Balances at December 31, 1995         1,532,130         170,237    1,702,367

  Contributions                           9,099           1,011       10,110

  Distributions                        (225,000)        (25,000)    (250,000)

  Net income (loss)                      50,650           5,628       56,278
                                     ----------        --------   ----------

Balances at December 31, 1996         1,366,879         151,876    1,518,755

  Contributions                           9,000           1,000       10,000

  Distributions                        (810,000)        (90,000)    (900,000)

  Net income (loss)                     (31,507)         (3,501)     (35,008)
                                     ----------        --------   ----------

Balances at December 31, 1997        $  534,372        $ 59,375   $  593,747
                                     ==========        ========   ==========

  The Notes to Financial Statements are an integral part of these statements.

                         CONDEV OSCEOLA JOINT VENTURE
                           (A Florida Joint Venture)

                           STATEMENTS OF CASH FLOWS
                 Years Ended December 32, 1997, 1996 and 1995

                                            1997        1996        1995
                                         ----------  ----------  ----------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                      $ (35,008)  $  56,278    $(23,824)
  Adjustments to reconcile net income
   (loss) to net cash (used in)
   operating activities:
     Gain on land sale                           -     (57,526)          -
     Decrease in due to
       related party                          (988)          -           -
                                         ---------   ---------    --------
          Net cash (used in)
            operating activities           (35,996)     (1,248)    (23,824)
                                         ---------   ---------    --------

CASH FLOWS FROM INVESTING ACTIVITIES
  Proceeds from land sale, net of
    closing costs                                -     269,826           -
  Note receivable proceeds                 900,000           -           -
                                         ---------   ---------    --------
          Net cash provided by
            investing activities           900,000     269,826           -
                                         ---------   ---------    --------

CASH FLOWS FROM FINANCING ACTIVITIES
  Capital contributions                     10,000      10,110      21,569
  Distributions to partners               (900,000)   (250,000)          -
                                         ---------   ---------    --------
          Net cash provided by (used
            in) financing activities      (890,000)   (239,890)     21,569
                                         ---------   ---------    --------

          Net increase (decrease)
            in cash                        (25,996)     28,688      (2,255)

Cash, beginning                             30,028       1,340       3,595
                                         ---------   ---------    --------

Cash, ending                             $   4,032   $  30,028    $  1,340
                                         =========   =========    ========

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

          Land
          ----

            Land, held for investment, is stated at the lower of cost or fair value. Land is assessed for impairment when the Joint Venture believes that events or changes in circumstances indicate that its carrying amount may not be recoverable. Costs that clearly relate to land development projects are capitalized. Interest costs, real estate taxes and insurance are capitalized while development is in progress. When development is complete, these costs are expensed.


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


Note 2.   Related Party Transactions

          The joint venture agreement permits the Venturers' general partner, or an affiliate of the general partner, to receive an acquisition fee or a real estate commission from sellers in an amount not to exceed 5% of the gross purchase price of land purchased by the Joint Venture, so long as the total acquisition fee, including that paid to unaffiliated parties, does not exceed 10% of the gross purchase price. No acquisition fees were paid during the years ended December 31, 1997, 1996 and 1995, as no properties were purchased.

          When properties are sold, an affiliate of the Venturers' general partner may be paid real estate commissions in the amounts customarily charged by others rendering similar services. Such commissions, plus commissions paid to nonaffiliates, are not to exceed 10% of the gross sales price. No real estate commissions were paid during the years ended December 31, 1997 and 1995, as no sales occurred. In connection with the sale of land during 1996, a total of 6.4% real estate commissions were paid to nonaffiliates.

          The amount due to related party at December 31, 1996 represents expenses paid by Condev Corporation on behalf of the Joint Venture and was paid in full during the year ended December 31, 1997.

                         CONDEV OSCEOLA JOINT VENTURE
                           (A Florida Joint Venture)

                         NOTES TO FINANCIAL STATEMENTS



Note 3.  Note Receivable

         During 1996, the Joint Venture sold land to Orlando Resort Development Group, Inc. for $1,250,000. The Joint Venture received cash and a mortgage note receivable of $900,000. The note receivable was paid in full during the year ended December 31, 1997.

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

     (b), (c), (d) and (e)

     Robert N. Gardner and Joseph J. Gardner are brothers. The background and experience of the partners of the General Partner are as follows:

     Robert N. Gardner, age 63 has been president, a director and shareholder of
     -----------------
     Condev Corporation and it's predecessors since 1961. A Florida licensed real estate broker and Class A Contractor, he serves on the boards of directors of Nations Bank of Central Florida, N.A., and Schroeder-Manatee, Inc.

     Joseph J. Gardner, age 60 has been an officer, director and shareholder of
     -----------------
     Condev Corporation and its predecessors since 1961. Prior to joining Condev Corporation, he was employed in the land department of Continental Oil Company. Mr. Gardner is a licensed real estate broker.

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

Item 12.

     Security Ownership of Certain Beneficial Owners and Management:
     --------------------------------------------------------------

     (a) The following is a list of persons who are known to the Registrant to be the beneficial owners of more than 5% of the total units outstanding as of December 31, 1997:

                                     NONE

     (b) The following is a list of units beneficially owned by all partners of the General Partner as of December 31, 1997:

                                     NONE

     (c) There are no arrangements known to the registrant, including any pledge by any person of security of the registrant or any of its parents or affiliates, the operation of which may at a subsequent date result in a change in control of the registrant.

Item 13.

(a) and (b)

     Certain Relationships and Related Transactions
     ----------------------------------------------

     The Partnership Agreement permits the General Partner or its affiliates to receive an acquisition fee or a real estate commission from sellers in an amount not to exceed 5% of the gross purchase price of land purchased by the Partnership so long as the total acquisition fee, including that paid to unaffiliated parties, does not exceed 10% of the gross purchase price. No acquisition fees were paid during 1997, 1996, or 1995 as no property was purchased.

     When properties are sold, under certain circumstances an affiliate of the General Partner may be paid real estate commissions in amounts customarily charged by others rendering similar services with such commissions, plus commissions paid to nonaffiliates not to exceed 10% of the gross sales price. No real estate commissions were paid to the General Partner or any affiliates during 1997, 1996 or 1995 with respect to sales.

     The General Partner is obligated to loan up to $100,000 to the Partnership during its term to meet working capital requirements. No such loans were made to the Partnership during the period ended December 31, 1997, 1996, or 1995.

     Pursuant to the Partnership agreement, the General Partner earned certain fees for administration and management services provided. Such fees amounted to $3,744 for the year ended December 31, 1997 and $3,720 for each of the years ended December 31, 1996 and 1995.

     (c)  No management person is indebted to the Registrant.

     (d)  Not applicable.

                                    PART IV


Item 14.

     Exhibits, Financial Statement Schedules, and Reports on Form 8-K:
     ----------------------------------------------------------------

     (a)(1) The following financial statements and supplementary data are included in Part II Item 8:

            I. Condev Land Fund III, Ltd.
            ----------------------------                                   Page

            Independent Auditor's Report                                      7

            Financial Statements
              Balance Sheets - December 31, 1997 and 1996                     8

              Statements of Operations - Years ended
               December 31, 1997, 1996 and 1995                               9

              Statements of Partners' Capital -
               Years ended December 31, 1997, 1996 and 1995                  10

              Statements of Cash Flows -
               Years ended December 31, 1997, 1996 and 1995                  11

              Notes to Financial Statements                               12-16

            II. Condev Osceola Joint Venture
            --------------------------------

            Independent Auditor's Report                                     17

            Financial Statements
              Balance Sheets - December 31, 1997 and 1996                    18

              Statements of Operations - Years ended
               December 31, 1997, 1996 and 1995                              19

              Statements of Partners' Capital -
               Years ended December 31, 1997, 1996 and 1995                  20

              Statements of Cash Flows -
               Years ended December 31, 1997, 1996 and 1995                  21

              Notes to Financial Statements                               22-24

        (3) Exhibits included herein:
              13 - Annual Report to Limited Partners                         29

     (b)    Reports on Form 8-K
              No reports on Form 8-K have been filed by the Registrant during the last quarter of the period covered by this report.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf of the undersigned, thereunto duly authorized.

                                        CONDEV ASSOCIATES, General Partner


Date:____________________          By: /s/ Robert N. Gardner
                                      ----------------------------
                                      Robert N. Gardner, Partner

Date:____________________          By: /s/ Joseph J. Gardner
                                      ----------------------------
                                      Joseph J. Gardner, Partner


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and the capacities and on the date indicated.

CONDEV ASSOCIATES, General Partner


 /s/ Robert N. Gardner               ________________________
---------------------------------
Robert N. Gardner, Partner           Date


 /s/ Joseph J. Gardner               ________________________
---------------------------------
Joseph J. Gardner, Partner           Date

                                                       February 6, 1998
Condev Land Fund III, Ltd.
1997 Annual Report

Enclosed is your Schedule K-1 (Form 1065) relating to the Fund's operations for the year ended December 31, 1997. This Schedule is for your use in preparing your 1997 income tax return.

The financial statement, on the reverse side hereof, shows a net loss for the year ended December 31, 1997 of $41,881. This represents interest income from short term investments and the Orlando Resort Development Group mortgage note, less the normal costs of operating the partnership and managing the portfolio properties. There were no sales of property during 1997. However, the balance of the outstanding mortgage note due from Orlando Resort Development Group in the amount of $900,000 was repaid during the first quarter of 1997. The Partnership holds a controlling 90% interest in the joint venture which owns the Kyng's Heath property and held the mortgage note. Accordingly, the Partnership received $810,000 from the joint venture, and $799,940 was distributed to limited partners in April. The balance was added to partnership reserves. As of December 31, 1997, the net asset value per unit of limited partner interest was $105.81. The following is a brief description of the status of each of the partnership's two remaining properties:

Kyng's Heath.  This is a 2.94-acre property located in the Kyng's Heath
------------
subdivision on State Road 535 near U.S. Highway 192 in Kissimmee, Osceola County, Florida. This is the remainder of the property after the sale to Orlando Resort Development Group last year. The property is owned by Condev Osceola Joint Venture, in which the Partnership holds a 90% interest. This property is directly across SR 535 from the proposed World Expo Center, a $1 billion complex consisting of a convention center, 2.5 million square-foot trade
show building, a mall, a 2,000-room hotel and offices.   As reported in The
                                                                        ---
Orlando Sentinel, construction could begin as soon as July with completion in
----------------
the year 2000.

U.S. Highway 27.  This is a 10-acre commercially zoned parcel located
---------------
approximately 1 1/4 miles north of U.S. Highway 192 in Lake County, Florida. This area has experienced heightened investor interest during recent months, and significant new residential and commercial development is beginning in the immediate area. The general partner is working with adjoining landowners to bring water and sewer service to the property.

The properties owned by this partnership are well-positioned for sale. We are hopeful that favorable sales results will be achieved in the coming months.

Sincerely yours,

CONDEV ASSOCIATES