Form 10-Q
period 1998-03-31
CONDEV LAND FUND III LTD
filed 1998-04-20
CIK 850421

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549


                                   FORM 10-Q

               Quarterly Report Pursuant to Section 13 or 15(d)
                    of the Securities Exchange Act of 1934

                 For the quarterly period ended March 31, 1998
                       Commission File Number 33-28493-A


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


                               2479 Aloma Avenue
                          Winter Park, Florida 32792
                   (Address of principal executive offices)


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

                          CONDEV LAND FUND III, LTD.

                                     INDEX

                                                                         PAGE
                                                                        NUMBER
PART I.  FINANCIAL INFORMATION:

         Statement of Assets, Liabilities and
         Partner's Capital - March 31, 1998
         and December 31, 1997                                              1

         Statement of Income & Expense -
         Three Months Ended March 31, 1998
         and March 31, 1997                                                 2

         Statement of Cash Flows -
         Three months ended March 31, 1998
         and March 31, 1997                                                 3

         Notes to Financial Statements                                  4 - 5

         Management's Discussion and Analysis of
         Financial Condition and Results of Operations                      6


PART II. OTHER INFORMATION:

         Item 1. Legal Proceedings                                          7

         Item 6. Exhibits and Reports on Form 8-K                           7

Signatures                                                                  8

First Quarter 1998 Report to Limited Partners                               9

                        PART I.  FINANCIAL INFORMATION


                          CONDEV LAND FUND III, LTD.
            STATEMENT OF ASSETS, LIABILITIES AND PARTNERS' CAPITAL
                     MARCH 31, 1998 AND DECEMBER 31, 1997


                                    ASSETS
                                    ------

                                      March 31, 1998    December 31, 1997
                                      --------------    -----------------
                                       (Unaudited)               *

Cash and Cash Equivalents                $   85,016        $   90,357
Accounts Receivable                               -             2,494
Investment in Joint Venture (2)             532,122           534,372
Land, at cost (3)                           405,467           405,467
Organization Costs                            2,311             2,311
                                         ----------        ----------

Total Assets:                            $1,024,916        $1,035,001
                                         ==========        ==========

                       LIABILITIES AND PARTNERS' CAPITAL
                       ---------------------------------

Liabilities                              $        0        $      487
                                         ----------        ----------

Partner's Capital:
  General Partner                        $     (834)       $     (738)
  Limited Partners                        1,025,750         1,035,252
                                         ----------        ----------
    Total Partners' Capital:             $1,024,916        $1,034,514
                                         ----------        ----------

Total Liabilities and Partners'
 Capital:                                $1,024,916        $1,035,001
                                         ==========        ==========

* Condensed from audited financial statements.


   The accompanying notes are an integral part of these financial statements

                          CONDEV LAND FUND III, LTD.
                        STATEMENT OF INCOME AND EXPENSE
             THREE MONTHS ENDED MARCH 31, 1998 AND MARCH 31, 1997
                                  (UNAUDITED)


                                       March 31, 1998   March 31, 1997
                                       --------------   --------------
     INCOME
     ------

Interest and Other Income                   $ 1,249         $   986

Equity in Income of Joint Venture                 0          13,122
                                            -------         -------

Total Income                                $ 1,249         $14,108
                                            -------         -------


     OPERATING EXPENSES
     ------------------

Professional fees                             7,100           7,000

Equity in loss of Joint Venture               2,250               -

Management fees                                 936               -

Other expense                                    28              39

Office expense                                  533           1,676
                                            -------         -------

   Total Operating Expenses:                $10,847         $ 8,715
                                            -------         -------

   Net Profit (Loss)                        $(9,598)        $ 5,393
                                            =======         =======

The accompanying notes are an integral part of these financial statements

                          CONDEV LAND FUND III, LTD.
                            STATEMENT OF CASH FLOWS
             THREE MONTHS ENDED MARCH 31, 1998 AND MARCH 31, 1997


                                                March 31, 1998    March 31, 1997
                                                --------------    --------------
Cash Flows from Operating Activities:
     Net Income (Loss)                             $ (9,598)        $  5,393
     Adjustments to reconcile net income
     (loss) to net cash provided by (used
     in) operating activities:
          Equity in (income) loss of
            joint venture                             2,250          (13,122)
          Cash provided by changes in:
               Accounts receivable                    2,494                -
               Accounts payable                        (487)               -
                                                   --------         --------
Net Cash Provided in Operating Activities:         $ (5,341)        $ (7,729)


Cash Flows from Investing Activities:
   Distributions from joint venture, net           $      0         $      0
   Investments in joint venture                           0                0
                                                   --------         --------

Net Cash Used in Investing Activities:             $      0         $      0
                                                   --------         --------

Cash Flows from Financing Activities:
   Distributions to Partners                       $     (0)        $     (0)
                                                   --------         --------

Net Cash Provided by Financing Activities:         $     (0)        $     (0)
                                                   --------         --------

Net increase (decrease) in Cash                    $ (5,341)        $ (7,729)

Cash and cash equivalents, beginning of year         90,357          101,678
                                                   --------         --------

Cash and cash equivalents, end of period           $ 85,016         $ 93,949
                                                   ========         ========

The accompanying notes are an integral part of these financial statements

                           CONDEV LAND FUND III, LTD.
                         NOTES TO FINANCIAL STATEMENTS
                                  (Unaudited)


Note 1  BASIS OF PRESENTATION.
        ---------------------

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

        On August 28, 1996, the Joint Venture sold 5.08 acres of this parcel to Orlando Resort Development Group for $350,000 cash and a promissory note in the amount of $900,000. The note was repaid in full in April 1997.

        The Joint Venture continues to own 2.94 acres of land in this location.

A summary of the assets, liabilities and venturers' capital of Condev Osceola Joint Venture as of March 31, 1998 are as follows:


                      ASSETS
                      ------

        Cash                        $     1,533
        Investments in land             589,714
                                    -----------

                                    $   591,247
                                    ===========


        LIABILITIES AND VENTURERS' CAPITAL
        ----------------------------------

        Venturers' Capital              593,747
        Current Profit (Loss)            (2,500)
                                    -----------

                                    $   591,247
                                    ===========

Note 3  INVESTMENT IN LAND:
        -------------------

        At March 31, 1998 and December 31, 1997, land consisted of a ten-acre parcel, zoned commercial in Lake County, Florida,

Note 4  DISTRIBUTIONS TO PARTNERS:
        --------------------------

        Pursuant to the partnership agreement, cash flow generated each year by the Partnership is to be distributed 99% to the limited partners and 1% to the general partner. There were no cash flow distributions during the first three months of 1998.

        Pursuant to the partnership agreement, proceeds realized from the sale of properties, after the establishment of reserves for future operating costs, are to be distributed at least annually. There were no such distributions to limited partners during the first quarter of 1998.

Note 4  RELATED PARTY TRANSACTIONS:
        ---------------------------

        The Partnership Agreement provides for the reimbursement to the general partner of administrative expenses incurred in the direct operation of the partnership. For the three months ended March 31, 1997, a total of $936 was reimbursed to the general partner for direct expenses incurred.

        When properties are sold, an affiliate of the general partner may be paid real estate commissions in amounts customarily charged by others rendering similar services with such commissions plus commissions paid to nonaffiliated brokers not to exceed 10% of the gross sales price. No real estate commissions were paid to the general partner or any affiliate during the three months ended March 31, 1998

        The general partner is obligated to loan up to $100,000 to the Partnership during its term to meet working capital requirements. No such loans were made to the Partnership during the three months ended March 31, 1998.

        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
        -----------------------------------------------------------
        AND RESULTS OF OPERATIONS
        -------------------------

        During the quarter ended March 31, 1998, the Partnership continued to manage the portfolio properties with the objective of selling the properties at fair market prices. While there are no properties currently under contract for sale, the properties are well-positioned in their markets, and activity in the immediate area of each property is vigorous.

        The area of Lake County, Florida in which the Partnership's 10-acre parcel is located has experienced heightened activity recent months, with significant new residential and commercial development beginning in the immediate area. The key to selling this site appears to be the availability of utilities to support commercial development. The Partnership has engaged an engineer to design the extension of sewer and water utilities to the site and to obtain the necessary building permits. In this regard, the general partner is working with the area utility company and neighboring landowners to insure that every property's needs are met and that the costs of these improvements are shared equitably.

        Results of Operations
        ---------------------

        Total revenues for the three months ended March 31, 1998 were $1,249, compared with total revenues of $14,108 for the three months ended March 31, 1997. The primary reason for the decline is a decrease in the Partnership's equity in the net income of Condev Osceola Joint Venture, which reflected a loss of $2,250 in the 1998 period against a profit of $13,122 in the 1997 period. The reason for the change in the joint venture's results is that during the first quarter of 1997 the joint venture held a mortgage note from Orlando Resort Development Group relating to the sale of part of the joint venture's land at Kyng's Heath. The note was repaid in full, together with accrued interest, in April 1997. Operating expenses for the three months ended March 31, 1998 were $8,597 , a very slight decrease of 1.4% from $8,715 for the three months ended March 31, 1997. In both periods, operating expenses represent the normal costs of operating the Partnership and managing the Partnership properties.

        Liquidity and Capital Resources at March 31, 1998
        -------------------------------------------------

        Total assets decreased from $1,035,001 at December 31, 1997 to $1,024,916 at March 31, 1998. This reflects the net results of operations for the period. Assets can be expected to decline in the future as properties are sold and distributions are made to limited partners.

        Liquidity remained at a satisfactory level. Cash and equivalents decreased slightly from $90,357 at 1997 year-end to $85,016 at March 31, 1998.

                                    PART II

Item 1.  LEGAL PROCEEDINGS:
         -----------------

         As of March 31, 1998, there were no legal proceedings in process, nor to the knowledge of the general partner, threatened against the Partnership

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K:
         ---------------------------------

        (A)  Exhibits

             First Quarter 1998 Report to Limited Partners

        (B)  Reports on Form 8-K

             There were no reports of Form 8-K for the period ended March 31,
             1998

                          CONDEV LAND FUND III, LTD.
                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned.


                               CONDEV LAND FUND III, LTD.
                               BY: Condev Associates, General Partner




April 24, 1998                 /s/ Robert N. Gardner
----------------------         ---------------------------------
    DATE                       Robert N. Gardner, Partner



April 24, 1998                 /s/ Joseph J. Gardner
----------------------         ----------------------------------
    DATE                       Joseph J. Gardner, Partner

                                                                  April 14, 1998

Condev Land Fund III, Ltd.
First Quarter 1998

The financial statement, on the reverse side hereof, shows a net loss for the three months ended March 31, 1998 of $9,598. This represents interest income from short term investments less the normal costs of operating the partnership and managing the portfolio properties. There were no sales of property during the first three months of 1998. As of March 31, 1998, the net asset value per unit of limited partner interest was $104.84. he following is a brief description of the status of each of the partnership's two remaining properties:

Kyng's Heath.  The previously reported World Expo Center which is proposed for a
------------
site across SR 535 from this property continues to get publicity and seems to be progressing toward reality. Also, the proposed development of the World Golf Center by Edwin Watts on the property adjoining this site continues in the planning stage. Both of these developments should be favorable for sale of this property. We continue to work with interested purchasers as they are identified, but there is no contract pending at this time.

U.S. Highway 27.  This is a 10-acre commercially zoned parcel located
---------------
approximately 1 1/4 miles north of U.S. Highway 192 in Lake County, Florida. This area has experienced heightened activity recent months, with significant new residential and commercial development is beginning in the immediate area. The key to selling this site appears to be the availability of utilities to support commercial development. The Partnership has engaged an engineer to design the extension of sewer and water utilities to the site and to obtain the necessary building permits. In this regard, we are working with the area utility company and neighboring landowners to insure that every property's needs are met and that the costs of these improvements are shared equitably.

We are hopeful that favorable sales results will be achieved in the coming months.

Sincerely yours,


CONDEV ASSOCIATES