Form 10-Q
period 1998-06-30
CONDEV LAND FUND III LTD
filed 1998-07-23
CIK 850421

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549


                                   FORM 10-Q

                 Quarterly Report Pursuant to Section 13 or 15 (d)
                    of the Securities Exchange Act of 1934

                 For the quarterly period ended June 30, 1998
                       Commission File Number 33-28493-A

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

                          CONDEV LAND FUND III, LTD.

                                     INDEX

                                                                       PAGE
                                                                      NUMBER
PART I.    FINANCIAL INFORMATION:

           Statement of Assets, Liabilities and
           Partner's Capital - June 30, 1998
           and December 31, 1997                                         1

           Statement of Income & Expense -
           Three Months Ended June 30, 1998
           and June 30, 1997                                             2

           Statement of Income & Expense -
           Six Months Ended June 30, 1998
           and June 30, 1997                                             3

           Statement of Cash Flows -
           Six Months ended June 30, 1998
           and June 30, 1997                                             4

           Notes to Financial Statements                                 5 - 6

           Management's Discussion and Analysis of
           Financial Condition and Results of Operations                 7 - 8


PART II.   OTHER INFORMATION:


           Item 1.   Legal Proceedings                                   8

           Item 6.   Exhibits and Reports on Form 8-K                    8

Signatures                                                               9

Second Quarter 1998 Report to Limited Partners                          10

                        PART I.  FINANCIAL INFORMATION



                          CONDEV LAND FUND III, LTD.
            STATEMENT OF ASSETS, LIABILITIES AND PARTNERS' CAPITAL
                      JUNE 30, 1998 AND DECEMBER 31, 1997



                                    ASSETS
                                    ------


                                   June 30, 1998   December 31, 1997
                                   --------------  -----------------
                                     (Unaudited)            *

Cash and Cash Equivalents             $   85,135          $   90,357
Accounts Receivable                            -               2,494
Investment in Joint Venture (2)          532,055             534,372
Land, at cost (3)                        405,467             405,467
Organization Costs                         2,311               2,311
                                      ----------          ----------

Total Assets:                         $1,024,968          $1,035,001
                                      ==========          ==========

                       LIABILITIES AND PARTNERS' CAPITAL
                       ---------------------------------


Liabilities                           $        0          $      487
                                      ----------          ----------

Partner's Capital:
       General Partner                $     (833)         $     (738)
       Limited Partners                1,025,801           1,035,252
                                      ----------          ----------
         Total Partners' Capital:     $1,024,968          $1,034,514
                                      ----------          ----------

Total Liabilities and Partners'
 Capital:                             $1,024,968          $1,035,001
                                      ==========          ==========

* Condensed from audited financial statements.



    The accompanying notes are an integral part of these financial statements

                          CONDEV LAND FUND III, LTD.
                        STATEMENT OF INCOME AND EXPENSE
               THREE MONTHS ENDED JUNE 30, 1998 AND JUNE 30,1997
                                  (UNAUDITED)


                                     June 30, 1998   June 30, 1997
                                     -------------   -------------
         INCOME
         ------

Interest and Other Income                   $2,410       $  4,223

Equity in Income of Joint Venture                0              0
                                            ------       --------

Total Income                                $2,410       $  4,223
                                            ------       --------


     OPERATING EXPENSES
     ------------------

Professional fees                                -              -

Equity in loss of Joint Venture                 68         34,952

Management fees                                936          1,872

Other expense                                   16             12

Office expense                               1,339          1,062
                                            ------       --------

Total Operating Expenses:                   $2,359       $ 37,898
                                            ------       --------

Net Profit (Loss)                           $   51       $(33,675)
                                            ======       ========

The accompanying notes are an integral part of these financial statements

                          CONDEV LAND FUND III, LTD.
                        STATEMENT OF INCOME AND EXPENSE
                  SIX MONTHS ENDED JUNE 30, 1998 AND JUNE 30, 1997
                                  (UNAUDITED)


                                     June 30, 1998   June 30, 1997
                                     -------------   -------------
     INCOME
     ------

Interest and Other Income                  $ 3,658        $  5,209

Equity in Income of Joint Venture                -               -
                                           -------        --------

Total Income                               $ 3,658        $  5,209
                                           -------        --------


     OPERATING EXPENSES
     ------------------

Professional fees                            7,100           7,000

Equity in loss of Joint Venture              2,317          21,830

Management fees                              1,872           1,872

Other expense                                   43              51

Office expense                               1,872           2,738
                                           -------        --------

Total Operating Expenses:                  $13,204        $ 33,491
                                           -------        --------

Net Profit (Loss)                          $(9,546)       $(28,282)
                                           =======        ========


The accompanying notes are an integral part of these financial statements

                          CONDEV LAND FUND III, LTD.
                            STATEMENT OF CASH FLOWS
               SIX MONTHS ENDED JUNE 30, 1998 AND JUNE 30, 1997

                                              June 30, 1998    June 30, 1997
                                              -------------    -------------
Cash Flows from Operating Activities:

     Net Income (Loss)                               $(9,546)      $ (28,282)
     Adjustments to reconcile net income
     (loss) to net cash provided by (used
     in) operating activities:
          Equity in (income) loss of
            joint venture                              2,317          21,830
          Cash provided by changes in:
               Accounts receivable                     2,494               -
               Accounts payable                         (487)              -
                                                     -------       ---------

Net Cash Provided in Operating Activities:           $(5,222)      $  (6,452)


Cash Flows from Investing Activities:

     Distributions from joint venture, net           $     0       $ 810,000
     Investments in joint venture                          0               0
                                                     -------       ---------

Net Cash Used in Investing Activities:               $     0       $ 810,000
                                                     -------       ---------

Cash Flows from Financing Activities:
  Distributions to Partners                          $    (0)      $(799,940)
                                                     -------       ---------

Net Cash Provided by Financing Activities:           $    (0)      $(799,940)
                                                     -------       ---------

Net increase (decrease) in Cash                      $(5,222)      $   3,608

Cash and cash equivalents, beginning of year          90,357         101,678
                                                     -------       ---------

Cash and cash equivalents, end of period             $85,135       $ 105,286
                                                     =======       =========

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

     A summary of the assets, liabilities and venturers' capital of Condev Osceola Joint Venture as of June 30, 1998 are as follows:



                        ASSETS
                        ------

            Cash                              $  1,458
            Investments in land                589,714
                                              --------

                                              $591,172
                                              ========


               LIABILITIES AND VENTURERS' CAPITAL
               ----------------------------------

             Venturers' Capital                593,747
             Current Profit (Loss)              (2,575)
                                              --------

                                              $591,172
                                              ========

Note 3    INVESTMENT IN LAND:
          -------------------


          At June 30, 1998 and December 31, 1997, land consisted of a ten-acre parcel, zoned commercial in Lake County, Florida,

Note 4    DISTRIBUTIONS TO PARTNERS:
          --------------------------

          Pursuant to the partnership agreement, cash flow generated each year by the Partnership is to be distributed 99% to the limited partners and 1% to the general partner. There were no cash flow distributions during the first six months of 1998.

          Pursuant to the partnership agreement, proceeds realized from the sale of properties, after the establishment of reserves for future operating costs, are to be distributed at least annually. There were no such distributions to limited partners during the second quarter of 1998.


Note 5    RELATED PARTY TRANSACTIONS:
          ---------------------------

          The Partnership Agreement provides for the reimbursement to the general partner of administrative expenses incurred in the direct operation of the partnership. For the six months ended June 30, 1998, a total of $2,334 was reimbursed to the general partner for direct expenses incurred.

          When properties are sold, an affiliate of the general partner may be paid real estate commissions in amounts customarily charged by others rendering similar services with such commissions plus commissions paid to nonaffiliated brokers not to exceed 10% of the gross sales price. No real estate commissions were paid to the general partner or any affiliate during the six months ended June 30, 1998

          The general partner is obligated to loan up to $100,000 to the Partnership during its term to meet working capital requirements. No such loans were made to the Partnership during the six months ended June 30, 1998.

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
          -----------------------------------------------------------
          AND RESULTS OF OPERATIONS
          -------------------------

          During the six months ended June 30, 1998, the Partnership continued to manage the portfolio properties with the objective of selling the properties at fair market prices. While there are no properties currently under contract for sale, the properties are well-positioned in their markets, and activity in the immediate area of each property is vigorous.

          The area of Lake County, Florida in which the Partnership's 10-acre parcel is located has experienced heightened activity in recent months. The key to selling this site appears to be the availability of utilities to support commercial development. The Partnership has filed for the necessary permits for the extension of sewer and water utilities to the site. Completion is anticipated during the third quarter of 1998. The general partner is working with the area utility company and neighboring landowners to insure that every property's needs are met and that the costs of these improvements are shared equitably.

          Results of Operations
          ---------------------

          Total revenues for the six months ended June 30, 1998 were $3,658, compared with total revenues of $5,209 for the six months ended June 30, 1997. The primary reason for the decline is lower interest income on short-term bank deposits. Total expenses for the six month period were $13,204 as compared with total expenses in the 1997 period of $33,491. This is due to an improvement in the equity in the net loss of the Partnership's joint venture, which decreased from $21,830 in the first six months of 1997 to $2,317 in the comparable 1998 period. During the first quarter of 1997 the joint venture held a mortgage note from Orlando Resort Development Group relating to the sale of part of the joint venture's land at Kyng's Heath. The note was repaid in full, together with accrued interest, in April 1997. During the second quarter of 1997, deferred real estate commissions in the amount of $45,000 due upon repayment of the mortgage were paid to non-affiliated real estate brokers. The 1997 result reflects interest income from the mortgage note and the deferred commission expense. Other operating expenses remained relatively constant from period to period. Operating expenses represent the normal costs of operating the Partnership and managing the Partnership properties.

          Liquidity and Capital Resources at June 30, 1998
          ------------------------------------------------

          Total assets decreased from $1,035,001 at December 31, 1997 to $1,024,968 at June 30, 1998. This reflects the net results of operations for the period. Assets can be expected to decline in the future as properties are sold and distributions are made to limited partners.

          Liquidity remained at a satisfactory level. Cash and equivalents decreased slightly from $90,357 at 1997 year-end to $85,135 at June 30, 1998.



                                    PART II

Item 1.  LEGAL PROCEEDINGS:
         -----------------

            As of June 30, 1998, there were no legal proceedings in process, nor to the knowledge of the general partner, threatened against the Partnership

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K:
         ---------------------------------

         (A)  Exhibits

              Second Quarter 1998 Report to Limited Partners

         (B)  Reports on Form 8-K

              There were no reports of Form 8-K for the period ended June 30,
              1998

                          CONDEV LAND FUND III, LTD.
                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned.


                          CONDEV LAND FUND III, LTD.
                          BY: Condev Associates, General Partner






July 23, 1998                  /s/ Robert N. Gardner
----------------------         ---------------------------------
    DATE                       Robert N. Gardner, Partner



July 23 , 1998                  /s/ Joseph J. Gardner
----------------------         ----------------------------------
    DATE                       Joseph J. Gardner, Partner

                                                                   July 14, 1998

Condev Land Fund III, Ltd.
Second Quarter 1998

The financial statement, on the reverse side hereof, shows a net loss for the six months ended June 30, 1998 of $9,546. This represents interest income from short term investments less the normal costs of operating the partnership and managing the portfolio properties. There were no sales of property during the first six months of 1998. As of June 30, 1998, the net asset value per unit of limited partner interest was $104.84. The following is a brief description of the status of each of the partnership's two remaining properties:

Kyng's Heath.  The World Golf Center being developed by Edwin Watts on the
------------
property adjoining this site has received preliminary approval, and is now in the final design stage. When finished, this 80,000 square foot facility will include a Sam Snead's Tavern, golf museum/photo collection, and a 30,000 square foot superstore. Eventually, an indoor teaching facility will be added. The complex is currently scheduled to open in April, 1999. We continue to work with interested purchasers as they are identified, but there is no contract pending at this time.

U.S. Highway 27.  This is a 10-acre commercially zoned parcel located
---------------
approximately 1 1/4 miles north of U.S. Highway 192 in Lake County, Florida. The neighboring Winn-Dixie Marketplace shopping center is now open for business, and a new apartment complex is under construction nearby. This should generate additional purchaser interest in the Partnership's property. The Partnership has filed for the necessary permits for the extension of sewer and water utilities to the site. Completion is anticipated during the third quarter of 1998. The general partner is working with the area utility company and neighboring landowners to insure that every property's needs are met and that the costs of these improvements are shared equitably.


We are hopeful that favorable sales results will be achieved in the coming months.


Sincerely yours,


CONDEV ASSOCIATES