Form 10-Q
period 1998-09-30
CONDEV LAND FUND III LTD
filed 1998-10-22
CIK 850421

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549


                                   FORM 10-Q

               Quarterly Report Pursuant to Section 13 or 15 (d)
                    of the Securities Exchange Act of 1934

               For the quarterly period ended September 30, 1998
                       Commission File Number 33-28493-A

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

                          CONDEV LAND FUND III, LTD.

                                     INDEX

                                                                       PAGE
                                                                      NUMBER
PART I.   FINANCIAL INFORMATION:

          Statement of Assets, Liabilities and
          Partner's Capital - September 30, 1998
          and December 31, 1997                                          1

          Statement of Income & Expense -
          Three Months Ended September 30, 1998
          and September 30, 1997                                         2

          Statement of Income & Expense -
          Nine Months Ended September 30, 1998
          and September 30, 1997                                         3

          Statement of Cash Flows -
          Nine Months ended September 30, 1998
          and September 30, 1997                                         4

          Notes to Financial Statements                                  5 - 6

          Management's Discussion and Analysis of
          Financial Condition and Results of Operations                  7 - 8

PART II.  OTHER INFORMATION:

          Item 1.    Legal Proceedings                                   8

          Item 6.    Exhibits and Reports on Form 8-K                    8

Signatures                                                               9

Third Quarter 1998 Report to Limited Partners                            10

                        PART I.  FINANCIAL INFORMATION


                          CONDEV LAND FUND III, LTD.
            STATEMENT OF ASSETS, LIABILITIES AND PARTNERS' CAPITAL
                   SEPTEMBER 30, 1998 AND DECEMBER 31, 1997



                                    ASSETS
                                    ------


                                       September 30, 1998   December 31, 1997
                                       ------------------   -----------------
                                           (Unaudited)              *

Cash and Cash Equivalents                  $   83,651          $   90,357
Accounts Receivable                                 -               2,494
Investment in Joint Venture (2)               534,372             534,372
Land, at cost (3)                             405,467             405,467
Organization Costs                              2,311               2,311
                                           ----------          ----------

Total Assets:                              $1,023,259          $1,035,001
                                           ==========          ==========


                       LIABILITIES AND PARTNERS' CAPITAL
                       ---------------------------------


Liabilities                                $        0          $      487
                                           ----------          ----------

Partner's Capital:
      General Partner                     ($      851)        ($      738)
      Limited Partners                      1,024,110           1,035,252
                                           ----------          ----------
       Total Partners' Capital:            $1,023,259          $1,034,514
                                           ----------          ----------

Total Liabilities and Partners'
 Capital:                                  $1,024,968          $1,035,001
                                           ==========          ==========

* Condensed from audited financial statements.


     The accompanying notes are an integral part of these financial statements

                          CONDEV LAND FUND III, LTD.
                        STATEMENT OF INCOME AND EXPENSE
         THREE MONTHS ENDED SEPTEMBER 30, 1998 AND SEPTEMBER 30, 1997
                                  (UNAUDITED)


                                  September 30, 1998  September 30, 1997
                                  ------------------  ------------------
        INCOME
        ------

Interest and Other Income                 $  960             $1,371
                                          ------             ------

Total Income                              $  960             $1,371
                                          ------             ------

   OPERATING EXPENSES
   ------------------

Professional fees                              -                  -

Equity in loss of Joint Venture              225                213

Management fees                              936                936

Other expense                                526                  9

Office expense                               981                728
                                          ------             ------

      Total Operating Expenses:           $2,668             $1,886
                                          ------             ------

      Net Profit (Loss)                   $1,708            ($  515)
                                          ======             ======

The accompanying notes are an integral part of these financial statements

                          CONDEV LAND FUND III, LTD.
                        STATEMENT OF INCOME AND EXPENSE
          NINE MONTHS ENDED SEPTEMBER 30, 1998 AND SEPTEMBER 30, 1997
                                  (UNAUDITED)


                                 September 30, 1998   September 30, 1997
                                 ------------------   ------------------
       INCOME
       ------

Interest and Other Income                $ 4,618            $ 6,581
                                         -------            -------

Total Income                             $ 4,618            $ 6,581
                                         -------            -------

  OPERATING EXPENSES
  ------------------

Professional fees                          7,100              7,000

Equity in loss of Joint Venture            2,542             22,043

Management fees                            2,808              2,808

Other expense                                569                 60

Office expense                             2,854              3,466
                                         -------            -------

      Total Operating Expenses:          $15,873            $35,377
                                         -------            -------

      Net Profit (Loss)                 ($11,255)          ($28,796)
                                         =======            =======

The accompanying notes are an integral part of these financial statements

                          CONDEV LAND FUND III, LTD.
                            STATEMENT OF CASH FLOWS
          NINE MONTHS ENDED SEPTEMBER 30, 1998 AND SEPTEMBER 30, 1997

                                            Sept. 30, 1998  Sept. 30, 1997
                                            --------------  --------------
Cash Flows from Operating Activities:

     Net Income (Loss)                         ($11,255)       ($ 28,796)
     Adjustments to reconcile net income
     (loss) to net cash provided by (used
     in) operating activities:
          Equity in (income) loss of
            joint venture                         2,542           22,043
          Cash provided by changes in:
               Accounts receivable                2,494                -
               Accounts payable                (    487)               -
                                                -------         --------
Net Cash Provided in Operating Activities:     ($ 6,706)       ($  6,753)


Cash Flows from Investing Activities:

  Distributions from joint venture, net         $     -         $810,000
  Investments in joint venture                        -                -
                                                -------         --------

Net Cash Used in Investing Activities:          $     -         $810,000
                                                -------         --------


Cash Flows from Financing Activities:
  Distributions to Partners                    ($     -)       ($799,940)
                                                -------         --------

Net Cash Provided by Financing Activities:     ($     -)       ($799,940)
                                                -------         --------

Net increase (decrease) in Cash                ($ 6,706)        $  3,307


Cash and cash equivalents, beginning of year     90,357          101,678
                                                -------         --------

Cash and cash equivalents, end of period        $83,651         $104,985
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

       A summary of the assets, liabilities and venturers' capital of Condev Osceola Joint Venture as of September 30, 1998 are as follows:



                                    ASSETS
                                    ------

                    Cash                         $   1,208
                    Investments in land            589,714
                                                 ---------

                                                 $ 590,922
                                                 =========


                      LIABILITIES AND VENTURERS' CAPITAL
                      ----------------------------------

                    Venturers' Capital             593,747
                    Current Profit (Loss)         (  2,825)
                                                 ---------

                                                 $ 590,922
                                                 =========

Note 3     INVESTMENT IN LAND:
           -------------------

           At September 30, 1998 and December 31, 1997, land consisted of a ten-acre parcel, zoned commercial in Lake County, Florida,

Note 4     DISTRIBUTIONS TO PARTNERS:
           --------------------------

           Pursuant to the partnership agreement, cash flow generated each year by the Partnership is to be distributed 99% to the limited partners and 1% to the general partner. There were no cash flow distributions during the first nine months of 1998.

           Pursuant to the partnership agreement, proceeds realized from the sale of properties, after the establishment of reserves for future operating costs, are to be distributed at least annually. There were no such distributions to limited partners during the first three quarters of 1998.

Note 4     RELATED PARTY TRANSACTIONS:
           ---------------------------

           The Partnership Agreement provides for the reimbursement to the general partner of administrative expenses incurred in the direct operation of the partnership. For the nine months ended September 30, 1998, a total of $1,028 was reimbursed to the general partner for direct expenses incurred.

           When properties are sold, an affiliate of the general partner may be paid real estate commissions in amounts customarily charged by others rendering similar services with such commissions plus commissions paid to nonaffiliated brokers not to exceed 10% of the gross sales price. No real estate commissions were paid to the general partner or any affiliate during the nine months ended September 30, 1998

           The general partner is obligated to loan up to $100,000 to the Partnership during its term to meet working capital requirements. No such loans were made to the Partnership during the nine months ended September 30, 1998.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
           -----------------------------------------------------------
           AND RESULTS OF OPERATIONS
           -------------------------

           During the nine months ended September 30, 1998, the Partnership continued to manage the portfolio properties with the objective of selling the properties at fair market prices. While there are no properties currently under contract for sale, we are negotiating a letter of intent on one property, and both of the Partnership's properties are well-positioned in their markets.

           The area of Lake County, Florida in which the Partnership's 10-acre parcel is located has experienced heightened activity in recent months. The key to selling this site appears to be the availability of utilities to support commercial development. The Partnership has filed for the necessary permits for the extension of sewer and water utilities to the site. Completion is anticipated during the fourth quarter of 1998. The general partner is working with the area utility company and neighboring landowners to insure that every property's needs are met and that the costs of these improvements are shared equitably.

           Offer to Purchase Units. In September, LP Investors, LLC, an
           -----------------------
           investment company based in Atlanta, Georgia, exercised their rights as a limited partner and requested a list of all beneficial owners and the number of units owned by each. As required by the Partnership Agreement, this information was provided. LP Investors paid a fee of $100 to the Partnership in reimbursement of the Partnership's costs associated with providing the list. LP Investors subsequently wrote to each beneficial owner offering to purchase their units for $43.75 per unit, less the $25 transfer fee charged by the Partnership. As of September 30, 1998, there have been no transfers as a result of this offer. Neither the Partnership, the General Partner, nor any of its officers, employees or affiliates is in any way connected with this offer.

           Results of Operations
           ---------------------

           Total revenues for the nine months ended September 30, 1998 were $4,618, compared with total revenues of $6,581 for the nine months ended September 30, 1997. The primary reason for the decline is lower interest income on short-term bank deposits. Total expenses for the nine month period were $15,873 as compared with total expenses in the 1997 period of $35,377. This is due to an improvement in the equity in the net loss of the Partnership's joint venture, which decreased from $22,043 in the first nine months of 1997 to $2,542 in the comparable 1998 period. During the first quarter of 1997 the joint venture held a mortgage note from Orlando Resort Development Group relating to the sale of part of the joint venture's land at Kyng's Heath. The note was repaid in full, together with accrued interest, in April 1997. During the second quarter of 1997, deferred real estate commissions in the amount of $45,000 due upon repayment of the mortgage were paid to non-affiliated real estate brokers. The 1997 result reflects interest income from the mortgage note and the deferred commission expense. Other operating expenses remained relatively constant from period to period. Operating expenses represent the normal costs of operating the Partnership and managing the Partnership properties.

           Liquidity and Capital Resources at September 30, 1998
           -----------------------------------------------------

           Total assets decreased from $1,035,001 at December 31, 1997 to $1,023,259 at September 30, 1998. This reflects the net results of operations for the period. Assets can be expected to decline in the future as properties are sold and distributions are made to limited partners.

           Liquidity remained at a satisfactory level. Cash and equivalents decreased slightly from $90,357 at 1997 year-end to $83,651 at September 30, 1998.


                                    PART II

Item 1.  LEGAL PROCEEDINGS:
         -----------------

             As of September 30, 1998, there were no legal proceedings in process, nor to the knowledge of the general partner, threatened against the Partnership.

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K:
         ---------------------------------

         (A) Exhibits

             Third Quarter 1998 Report to Limited Partners

         (B) Reports on Form 8-K

             There were no reports of Form 8-K for the period ended September 30, 1998

                          CONDEV LAND FUND III, LTD.
                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned.


                          CONDEV LAND FUND III, LTD.
                          BY: Condev Associates, General Partner



October 22, 1998                      /s/ Robert N. Gardner
----------------------                ---------------------------------
      DATE                            Robert N. Gardner, Partner



October 22, 1998                      /s/ Joseph J. Gardner
----------------------                ----------------------------------
      DATE                            Joseph J. Gardner, Partner

                                                                October 15, 1998

Condev Land Fund III, Ltd.
Third Quarter 1998

The financial statement, on the reverse side hereof, shows a net loss for the nine months ended September 30, 1998 of $11,255. This represents interest income from short term investments less the normal costs of operating the partnership and managing the portfolio properties. There were no sales of property during the first nine months of 1998. As of September 30, 1998, the net asset value per unit of limited partner interest was $104.67. The following is a brief description of the status of each of the partnership's two remaining properties:

Kyng's Heath.  The highly publicized World Expo Center continues to be in the
------------
news and appears headed for implementation. As a result, we have received numerous inquiries from hotel developers for this property. One such inquiry resulted in a letter of intent. We are negotiating final terms of a contract at this time.

U.S. Highway 27.  This is a 10-acre commercially zoned parcel located
---------------
approximately 1 1/4 miles north of U.S. Highway 192 in Lake County, Florida. This area is experiencing great investor interest at this time, particularly from developers of residential properties. As the number of residential units increases, so will the demand for commercially zoned land. We are working with a number of prospects for all or part of this property. One offer to purchase the property was received during the third quarter, but we were unable to agree on an acceptable price with the potential purchaser.

Many of the Limited Partners have called with questions regarding the recent tender offer for their units made by LP Investors, LLC. Please be advised that neither Condev nor any of its officers, employees or affiliates is in any way connected with this offer. The decision on whether or not to sell is entirely up to each limited partner. We will be pleased to answer any questions you may have regarding this offer or any other matters relating to the Partnership.



Sincerely yours,


CONDEV ASSOCIATES