Form 10-K
period 1998-12-31
CONDEV LAND FUND III LTD
filed 1999-02-25
CIK 850421

                      SECURITIES AND EXCHANGE COMMISSION

                               Washington, D.C.

                                   Form 10-K

                 Annual Report Pursuant to Section 13 or 15(d)
                         of the Securities Act of 1934

For the Fiscal Year Ended                    Commission File Number
December 31, 1998                                 #33-28493-A

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

                          CONDEV LAND FUND III, LTD.

                               Table of Contents

                                                                                         Page No.
                                                                                         --------
Part I
   Item 1.   Business                                                                         1
   Item 2.   Properties                                                                       2
   Item 3.   Legal Proceedings                                                                2
   Item 4.   Submission of Matters to a Vote of Security Holders                              2

Part II
   Item 5.   Market for Registrant's Common Equity and Related Security Holder Matters        3
   Item 6.   Selected Financial Data                                                          3
   Item 7.   Management's Discussion and Analysis of Financial Condition and
             Results of Operations                                                            3
   Item 8.   Financial Statements and Supplementary Data                                      6
   Item 9.   Changes in and Disagreements with Accountants on Accounting and
             Financial Disclosure                                                            24

Part III
   Item 10.  Directors and Executive Officers of the Registrant                              24
   Item 11.  Executive Compensation                                                          24
   Item 12.  Security Ownership of Certain Beneficial Owners and Management                  24
   Item 13.  Certain Relationships and Related Transactions                                  25

Part IV
   Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K                26

Signatures                                                                                   27

Annual Report to Limited Partners                                                            28

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

Item 2.

     Properties:
     ----------

     Since its inception, the Partnership has purchased two properties for investment in the Central Florida area. Part of one parcel was sold during 1994. There were no sales of land during 1995 and 1997, and another part of one property was sold during 1996. As of December 31, 1998, the partnership owned or had an investment in two properties.

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

     Parcel 2:
     --------

     On August 6, 1993, the Partnership purchased a 10-acre parcel of commercially zoned land fronting on the east side of U.S. Highway 27 in Lake County, Florida for $400,000. The site is approximately 1.5 miles north of the U.S. 192 and U.S. 27 intersection. The southwest corridor of Orlando is an area that continues to experience rapid gain in employment, population and household growth and commercial development.

     Based on developments in the immediate area of this property, it is clear that the Partnership will be in a better competitive position to sell the property if sewer and water service is available to the property limits. Accordingly, the General Partner has engaged an engineering firm to design the improvements and file for permits for the extendion of such service to the property. The Partnership has obtained the necessary development permits and construction has started. If all goes as scheduled, construction should be completed by April 1999. The costs of these improvements will be reimbursed to the Partnership by buyers of the property.

Item 3.

     Legal Proceedings:
     -----------------

     As of December 31, 1998, the Partnership was not subject to any pending legal proceedings.

Item 4.

     Submission of Matters to a Vote of Security Holders:
     ---------------------------------------------------

     No matter was submitted to Unit Holders for a vote during the fourth quarter of the year ended December 31, 1998.

                                    PART II

Item 5.

     Markets for Registrant's Common Equity and Related Security Holder Matters:
     --------------------------------------------------------------------------

     (a) There has not been a public secondary market and it is not anticipated that a public secondary market for the Units will develop. In September, LP Investors, LLC, an investment company based in Atlanta, Georgia, exercised their rights as a limited partner and requested a list of all beneficial owners and the number of units owned by each. As required by the Partnership Agreement, this information was provided. LP Investors paid a fee of $100 to the Partnership in reimbursement of the Partnership's costs associated with providing the list. LP Investors subsequently wrote to each beneficial owner offering to purchase their units for $43.75 per unit, less the $25 transfer fee charged by the Partnership. Neither the Partnership, the General Partner, nor any of its officers, employees or affiliates is in any way connected with this offer

     (b) As of December 31, 1998, there were approximately 276 holders of record of the Units of the Partnership.

     (c) There are no regularly scheduled distributions to limited partners. Distributions are made subsequent to sale of Partnership properties after provision has been made for adequate reserves to cover anticipated future expenses of the Partnership. Limited partners received cash distributions totaling $-0-, $799,940, and $225,032 during the years ended December 31, 1998, 1997 and 1996.

Item 6.

     Selected Financial Data:
     -----------------------

                                             Year Ended December 31,
                                             -----------------------

                             1998         1997         1996        1995         1994
                          -----------  -----------  ----------  -----------  ----------
     Revenue              $    5,535   $    7,853   $   56,995  $    7,457   $   76,218
     Net Income (Loss)       (25,864)     (41,881)      38,476    ( 30,888)      63,976
     Total Assets          1,008,650    1,035,001    1,876,335   2,064,061    2,093,779
     Partners' Capital     1,008,650    1,034,514    1,876,335   2,062,891    2,093,779

     The above selected financial data should be read in conjunction with the financial statements and related notes appearing elsewhere in this annual report.

Item 7.

     Management's Discussion and Analysis of Financial Condition and Results of
     --------------------------------------------------------------------------
     Operations:
     ----------

     Year 2000
     ---------

     The Partnership is heavily dependent upon a computer system to accurately maintain limited partner records, including name and address information, number of units owned, and distribution historical records. The Partnership is utilizing a system which was specially designed for the Partnership in 1990, and it is possible that the system will be affected by the date change which will occur at the end of 1999. The Partnership has engaged a computer consultant to evaluate the potential problems, and make system changes if necessary so the operation of the Partnership will not be affected by the date change. Testing on the system is expected to be completed by March, 1999. It is anticipated that the cost of evaluating the current system and bringing it up to date to be year 2000 compliant will be less than $1,000. The Partnership's computer records are backed up on a weekly basis, so all of the stored information is available from a secondary source. Even if the system were to be completely shut down by the date change at the end of 1999, the data necessary to continue operation of the Partnership is available and could readily be adapted to a new system which is year 2000 compliant, so no significant interruption in the operations of the Partnership is anticipated.


     January 1, 1998 through December 31, 1998:
     -----------------------------------------

     During 1998, the Partnership continued to manage the portfolio properties and direct its efforts towards positioning the remaining two properties for sale. The areas in which the properties are located continue to mature, and sales prospects are encouraging at this time.

     For the year ended December 31, 1998, the Partnership had total revenue of $5,535, consisting primarily of interest earned on cash and cash equivalents during the year. This compares to total revenues of $7,853 for the year ended December 31, 1997. There were no sales of property by either the Partnership or the Joint Venuure during 1998 or 1997.

     Operating expenses totaled $19,623 for 1998 compared to $18,227 for 1997. Most of these expenses relate to the management and administration of the Partnership. Equity in the loss of Condev Osceola Joint Venture decreased from $31,507 in 1997 to $11,776 in 1998. The 1997 loss included a one-time consulting fee of $47,175 relating to the partial sale of property, partially offset by interest income relating to the same sale in the amount of $25,000.

     Total Assets at December 31, 1998 were $1,008,650 compared to $1,035,001 at December 31, 1997. As previously mentioned, there were no sales of property and no distributions to limited partners during 1998. Assets can be expected to decline as properties are sold and the proceeds are distributed to limited partners. Liquidity remained at a satisfactory level. Cash and cash equivalents at December 31, 1998 were $67,118 as compared to $90,357 a year earlier.


     Financial projections - 1999
     ----------------------------

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

     For 1999, the General Partner estimates that approximately $15,500 will be required to pay real estate taxes on the properties held by the Partnership and Condev Osceola Joint Venture. In addition, the General Partner estimates that property associated holding costs will total approximately $8,000 during 1999 and the costs of administration, legal and accounting will require approximately $9,000. These three categories of expense, totaling $32,500, will be paid from Partnership reserves which were $67,118 as of December 31, 1998. Assuming no sales of property during 1999, the Partnership has adequate reserves to cover approximately two (2) years of operating expenses.

     The General Partner estimates that one property will be sold in 1999, generating net proceeds to the partnership of approximately $690,000. If this estimation proves to be accurate, there will a distribution of most of the net proceeds to partners during 1999. The General Partner regards the present level of reserves adequate to fund future expenses.

     The General Partner expects to place the one remaining Partnership property under contract in 1999 which is estimated to close during 2000. It is estimated that it will require another two (2) years to complete the sale of properties held by the Partnership or by the joint venture in which the Partnership is a participant.


     January 1, 1997 through December 31, 1997:
     -----------------------------------------

     During 1997, the Partnership continued to manage the portfolio properties and direct its efforts towards selling the remaining two properties.

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

     January 1, 1996 through December 31, 1996:
     -----------------------------------------

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

Item 8.

     Financial Statements and Supplementary Data:
     -------------------------------------------


     I. Condev Land Fund III, Ltd.
     ----------------------------

                                                        Page
      INDEPENDENT AUDITORS' REPORT                          7

      FINANCIAL STATEMENTS

        Balance sheets                                      8
        Statements of operations                            9
        Statements of partners' capital                    10
        Statements of cash flows                           11
        Notes to financial statements                 12 - 16


     II.  Condev Osceola Joint Venture
     ---------------------------------

      INDEPENDENT AUDITORS' REPORT                         17

      FINANCIAL STATEMENTS

        Balance sheets                                     18
        Statements of operations                           19
        Statements of partners' capital                    20
        Statements of cash flows                           21
        Notes to financial statements                 22 - 25

                         INDEPENDENT AUDITORS' REPORT
                         ----------------------------


The Partners
Condev Land Fund III, Ltd.
Winter Park, Florida


    We have audited the accompanying balance sheets of Condev Land Fund III, Ltd. (a Florida Limited Partnership) as of December 31, 1998 and 1997, and the related statements of operations, partners' capital and cash flows for each of the three years in the period ended December 31, 1998. These financial statements are the responsibility of the General Partner. Our responsibility is to express an opinion on these financial statements based on our audits.

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

    In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Condev Land Fund III, Ltd. as of December 31, 1998 and 1997, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles.



                                         OSBURN, HENNING AND COMPANY


Orlando, Florida
January 15, 1999

                          CONDEV LAND FUND III, LTD.
                        (A Florida Limited Partnership)

                                BALANCE SHEETS
                          December 31, 1998 and 1997

                                                1998           1997
                                             ----------     ----------
      ASSETS

Cash and cash equivalents                    $   67,118     $   90,357
Accounts receivable                                   -          2,494
Land, at cost (Note 2)                          405,467        405,467
Investment in joint venture (Note 3)            533,596        534,372
Organization costs, less accumulated
  amortization of $2,190 in 1998 and
  $2,190 in 1997                                  2,311          2,311
                                             ----------     ----------

                                             $1,008,650     $1,035,001
                                             ==========     ==========

    LIABILITIES AND PARTNERS' CAPITAL

Liabilities
  Accounts payable                           $        -     $      487
                                             ----------     ----------

Partners' capital (deficit):
  General partner                                  (996)          (738)
  Limited partners                            1,009,646      1,035,252
                                             ----------     ----------
          Total partners' capital             1,008,650      1,034,514
                                             ----------     ----------

                                             $1,008,650     $1,035,001
                                             ==========     ==========


The Notes to Financial Statements are an integral part of these statements.

                          CONDEV LAND FUND III, LTD.
                        (A Florida Limited Partnership)

                           STATEMENTS OF OPERATIONS
                 Years Ended December 31, 1998, 1997 and 1996

                                         1998       1997       1996
                                       ---------  ---------  --------
Revenue:
  Interest income                      $  3,660   $  6,053    $ 4,570
  Other income                            1,875      1,800      1,775
  Equity in income of joint venture
    (Note 3)                                  -          -     50,650
                                       --------   --------    -------
                                          5,535      7,853     56,995
                                       --------   --------    -------
Expenses:
  Professional fees                       8,700      7,000      7,000
  Other expenses                          8,058      8,452      9,264
  Taxes and permits                       2,865      2,775      2,255
  Equity in loss of joint venture
    (Note 3)                             11,776     31,507          -
                                       --------   --------    -------
                                         31,399     49,734     18,519
                                       --------   --------    -------

          Net income (loss)            $(25,864)  $(41,881)   $38,476
                                       ========   ========    =======


The Notes to Financial Statements are an integral part of these statements.

                          CONDEV LAND FUND III, LTD.
                        (A Florida Limited Partnership)

                        STATEMENTS OF PARTNERS' CAPITAL
                 Years Ended December 31, 1998, 1997 and 1996

                                         General     Limited
                                         Partner    Partners       Total
                                         --------  -----------  -----------

Balances (deficit), December 31, 1995      $(186)  $2,063,077   $2,062,891

  Distributions to partners (Note 4)           -     (225,032)    (225,032)

  Net income (loss)                         (133)      38,609       38,476
                                           -----   ----------   ----------

Balances (deficit), December 31, 1996       (319)   1,876,654    1,876,335

  Distributions to partners (Note 4)           -     (799,940)    (799,940)

  Net income (loss)                         (419)     (41,462)     (41,881)
                                           -----   ----------   ----------

Balances (deficit), December 31, 1997       (738)   1,035,252    1,034,514

  Net income (loss)                         (258)     (25,606)     (25,864)
                                           -----   ----------   ----------

Balances (deficit), December 31, 1998      $(996)  $1,009,646   $1,008,650
                                           =====   ==========   ==========


The Notes to Financial Statements are an integral part of these statements.

                          CONDEV LAND FUND III, LTD.
                        (A Florida Limited Partnership)

                           STATEMENTS OF CASH FLOWS
                 Years Ended December 31, 1998, 1997 and 1996



                                            1998        1997        1996
                                         ----------  ----------  ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                      $ (25,864)  $ (41,881)  $  38,476
  Adjustments to reconcile net income
    (loss) to net cash (used in)
    operating activities:
      Equity in (income) loss of
        joint venture                       11,776      31,507     (50,650)
      Amortization                               -           -       2,075
      (Increase) decrease in accounts
        receivable                           2,494      (2,494)          -
      Increase (decrease) in accounts
        payable                               (487)        487      (1,170)
                                          --------   ---------   ---------
          Net cash (used in)
            operating activities           (12,081)    (12,381)    (11,269)
                                          --------   ---------   ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Investment in joint venture              (11,000)     (9,000)     (9,099)
  Distributions from joint venture               -     810,000     225,000
  Capitalized land related costs              (158)          -           -
                                          --------   ---------   ---------
          Net cash provided by
            (used in) investing
            activities                     (11,158)    801,000     215,901
                                          --------   ---------   ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Distributions to partners                      -    (799,940)   (225,032)
                                          --------   ---------   ---------

          Net increase (decrease) in
            cash and cash equivalents      (23,239)    (11,321)    (20,400)

CASH AND CASH EQUIVALENTS, BEGINNING        90,357     101,678     122,078
                                          --------   ---------   ---------

CASH AND CASH EQUIVALENTS, ENDING        $  67,118   $  90,357   $ 101,678
                                          --------   =========   =========


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

          Organization Costs
          ------------------

               The Partnership has capitalized all organization costs. Upon sale of land, each parcel is allocated a portion of these costs based on the ratio of total acquisition cost to the net proceeds of the offering available to purchase properties for investment. The accompanying statements of operations include $-0-, $-0-, $2,075 of organization costs amortization for the years ended 1998, 1997 and 1996, respectively, from sales of land by the joint venture in which the Partnership has an investment. For tax purposes, the Partnership is amortizing organization costs over five years.

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

          Cash and Cash Equivalents
          -------------------------

               The Partnership considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. At December 31, 1998, cash and cash equivalents include $64,509 invested in Nations Government Money Market Daily Shares

Note 2.   Land

          At December 31, 1998 and 1997, land consisted of a ten-acre parcel, zoned commercial, in Lake County, Florida.

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


                                          EQUITY IN
                                            INCOME
          YEAR             INVESTMENT       (LOSS)
          ----             ----------     ---------

          1998             $  533,596     $(11,776)
          1997             $  534,372     $(31,507)
          1996             $1,366,879     $ 50,650

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

          A summary of the assets, liabilities, and venturers' capital of Condev Osceola Joint Venture as of December 31, 1998 and 1997 is as follows:


                                                    1998       1997
                                                  ---------  ---------
                         Assets
                         ------
         Cash                                     $  4,032   $  4,032
         Note receivable                             1,222          -
         Investment in land                        589,715    589,715
                                                  --------   --------

                                                  $592,884   $593,747
                                                  ========   ========

               Liabilities and Venturers' Capital
               ----------------------------------

            Venturers' capital                    $592,884   $593,747
                                                  ========   ========

          The Joint Venture had revenue of $-0-, $25,000, and $75,926 during the years ended December 31, 1998, 1997 and 1996, respectively, and net income (loss) of $13,085, $(35,008), and $56,278, respectively.


Note 4.   Allocations and Distributions to Partners

          Operations (excluding land sales)
          ---------------------------------

            Pursuant to the partnership agreement, cash flow and profits and losses from operations are allocated and distributed 99% to the limited partners and 1% to the general partner. No distributions attributable to cash flow were made during the years ended December 31, 1998, 1997 or 1996.

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

               The limited partners received distributions of $-0-, $799,940, and $225,032 during the years ended December 31, 1998, 1997 and 1996, respectively, attributable to net cash proceeds from sales of land held through Condev Osceola Joint Venture.


Note 5.   Related Party Transactions

          The partnership agreement permits the general partner or its affiliates to receive an acquisition fee or a real estate commission from sellers in an amount not to exceed 5% of the gross purchase price of land purchased by the Partnership, so long as the total acquisition fee, including that paid to unaffiliated parties, does not exceed 10% of the gross purchase price. No acquisition fees were paid during the years ended December 31, 1998, 1997 or 1996, as no properties were purchased.

CONTINUED ON NEXT PAGE

                          CONDEV LAND FUND III, LTD.
                        (A Florida Limited Partnership)

                         NOTES TO FINANCIAL STATEMENTS


Note 5.   Related Party Transactions - (Continued)

          When properties are sold, an affiliate of the general partner may be paid real estate commissions in amounts customarily charged by others rendering similar services, with such commissions, plus commissions paid to nonaffiliates, not to exceed 10% of the gross sales price. No real estate commissions were paid during the years ended December 31, 1998, 1997 and 1996, with respect to sales, as no sales occurred.

          The general partner is obligated to loan up to $100,000 to the Partnership during its term to meet working capital requirements. No such loans were made to the Partnership during the years ended December 31, 1998, 1997 and 1996.

          The general partner earned certain fees for administration and management services provided, pursuant to the partnership agreement. Such fees amounted to $3,744 for the years ended December 31, 1998 and 1997 and $3,720 for the year ended December 31, 1996.

                         INDEPENDENT AUDITORS' REPORT
                         ----------------------------


The Venturers
Condev Osceola Joint Venture
Winter Park, Florida


     We have audited the accompanying balance sheets of Condev Osceola Joint Venture (a Florida Joint Venture) as of December 31, 1998 and 1997, and the related statements of operations, venturers' capital, and cash flows for each of the three years in the period ended December 31, 1998. These financial statements are the responsibility of the Joint Venture's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Condev Osceola Joint Venture as of December 31, 1998 and 1997, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles.

                                                       OSBURN, HENNING & COMPANY

Orlando, Florida
January 15, 1999

                         CONDEV OSCEOLA JOINT VENTURE
                           (A Florida Joint Venture)

                                BALANCE SHEETS
                          December 31, 1998 and 1997

                                     1998         1997
                                   ---------   ---------
     ASSETS

Cash                                $   1,947   $   4,032
Due from related party (Note 2)         1,222           -
Land, at cost                         589,715     589,715
                                    ---------   ---------

                                    $ 592,884   $ 593,747
                                    =========   =========

     LIABILITIES AND VENTURERS' CAPITAL

Liabilities                         $       -   $       -
                                    ---------   ---------
Venturers' capital                    592,884     593,747
                                    ---------   ---------

                                    $ 592,884   $ 593,747
                                    =========   =========

     The Notes to Financial Statements are an integral part of these statements.

                         CONDEV OSCEOLA JOINT VENTURE
                           (A Florida Joint Venture)

                           STATEMENTS OF OPERATIONS
                 Years Ended December 31, 1998, 1997 and 1996

                          1998         1997       1996
                       ----------   ---------   --------
Revenue:
 Gain on land sale      $      -    $      -    $ 57,526
 Interest income               -      25,000      18,400
                        --------    --------    --------
                               -      25,000      75,926
                        --------    --------    --------
Expenses:
 Real estate taxes        10,260      10,266      18,343
 Consulting expense            -      47,170           -
 Other expenses            2,825       2,572       1,305
                        --------    --------    --------
                          13,085      60,008      19,648
                        --------    --------    --------
     Net income (loss)  $(13,085)   $(35,008)   $ 56,278
                        ========    ========    ========

     The Notes to Financial Statements are an integral part of these statements.

                         CONDEV OSCEOLA JOINT VENTURE
                           (A Florida Joint Venture)

                       STATEMENTS OF VENTURERS' CAPITAL
                 Years Ended December 31, 1998, 1997 and 1996


                                   Condev Land        Condev
                                 Fund III, Ltd.   Osceola, Ltd.      Total
                                 ---------------  --------------  -----------
Balances at December 31, 1995        $1,532,130        $170,237   $1,702,367

  Contributions                           9,099           1,011       10,110

  Distributions                        (225,000)        (25,000)    (250,000)

  Net income (loss)                      50,650           5,628       56,278
                                     ----------        --------   ----------

Balances at December 31, 1996         1,366,879         151,876    1,518,755

  Contributions                           9,000           1,000       10,000

  Distributions                        (810,000)        (90,000)    (900,000)

  Net income (loss)                     (31,507)         (3,501)     (35,008)
                                     ----------        --------   ----------

Balances at December 31, 1997           534,372          59,375      593,747

  Contributions                          11,000           1,222       12,222

  Net income (loss)                     (11,776)         (1,309)     (13,085)
                                     ----------        --------   ----------

Balances at December 31, 1998        $  533,596        $ 59,288   $  592,884
                                     ==========        ========   ==========


  The Notes to Financial Statements are an integral part of these statements.

                         CONDEV OSCEOLA JOINT VENTURE
                           (A Florida Joint Venture)

                           STATEMENTS OF CASH FLOWS
                 Years Ended December 31, 1998, 1997 and 1996


                                           1998        1997        1996
                                        ----------  ----------  ----------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                      $(13,805)  $ (35,008)  $  56,278
  Adjustments to reconcile net
   income (loss) to net cash
   (used in) operating activities:
     Gain on land sale                          -           -     (57,526)
     Decrease in due to
       related party                            -        (988)          -
                                         --------   ---------   ---------
          Net cash (used in)
            operating activities          (13,805)    (35,996)     (1,248)
                                         --------   ---------   ---------

CASH FLOWS FROM INVESTING ACTIVITIES
  Proceeds from land sale, net of
    closing costs                               -           -     269,826
  Note receivable proceeds                      -     900,000           -
                                         --------   ---------   ---------
          Net cash provided by
            investing activities                -     900,000     269,826
                                         --------   ---------   ---------

CASH FLOWS FROM FINANCING ACTIVITIES
  Capital contributions                    11,000      10,000      10,110
  Distributions to partners                     -    (900,000)   (250,000)
                                         --------   ---------   ---------
          Net cash provided by (used
            in) financing activities       11,000    (890,000)   (239,890)
                                         --------   ---------   ---------

          Net increase (decrease)
            in cash                        (2,085)    (25,996)     28,688

CASH, BEGINNING                             4,032      30,028       1,340
                                         --------   ---------   ---------

CASH, ENDING                             $  1,947   $   4,032   $  30,028
                                         ========   =========   =========

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


Note 2.   Related Party Transactions

          The joint venture agreement permits the Venturers' general partner, or an affiliate of the general partner, to receive an acquisition fee or a real estate commission from sellers in an amount not to exceed 5% of the gross purchase price of land purchased by the Joint Venture, so long as the total acquisition fee, including that paid to unaffiliated parties, does not exceed 10% of the gross purchase price. No acquisition fees were paid during the years ended December 31, 1998, 1997 and 1996, as no properties were purchased.

          When properties are sold, an affiliate of the Venturers' general partner may be paid real estate commissions in the amounts customarily charged by others rendering similar services. Such commissions, plus commissions paid to nonaffiliates, are not to exceed 10% of the gross sales price. No real estate commissions were paid during the years ended December 31, 1998 and 1997, as no sales occurred. In connection with the sale of land during 1996, a total of 6.4% real estate commissions were paid to nonaffiliates.

          The amount due to related party at December 31, 1998 represents contributed capital due from Osceola.

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

     (b), (c), (d) and (e)

     Robert N. Gardner and Joseph J. Gardner are brothers. The background and experience of the partners of the General Partner are as follows:

     Robert N. Gardner, age 64 has been president, a director and shareholder of
     -----------------
     Condev Corporation and it's predecessors since 1961. A Florida licensed real estate broker and Class A Contractor, he serves on the boards of directors of Nations Bank of Central Florida, N.A., and Schroeder-Manatee, Inc.

     Joseph J. Gardner, age 61 has been an officer, director and shareholder of
     -----------------
     Condev Corporation and its predecessors since 1961. Prior to joining Condev Corporation, he was employed in the land department of Continental Oil Company. Mr. Gardner is a director of Protection One, Inc. and is a licensed real estate broker.

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

Item 12.

     Security Ownership of Certain Beneficial Owners and Management:
     --------------------------------------------------------------

     (a) The following is a list of persons who are known to the Registrant to be the beneficial owners of more than 5% of the total units outstanding as of December 31, 1998:

                                     NONE

     (b) The following is a list of units beneficially owned by all partners of the General Partner as of December 31, 1998:

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

Item 13.

(a) and (b)

     Certain Relationships and Related Transactions
     ----------------------------------------------

     The Partnership Agreement permits the General Partner or its affiliates to receive an acquisition fee or a real estate commission from sellers in an amount not to exceed 5% of the gross purchase price of land purchased by the Partnership so long as the total acquisition fee, including that paid to unaffiliated parties, does not exceed 10% of the gross purchase price. No acquisition fees were paid during 1998, 1997, or 1996 as no property was purchased.

     When properties are sold, under certain circumstances an affiliate of the General Partner may be paid real estate commissions in amounts customarily charged by others rendering similar services with such commissions, plus commissions paid to nonaffiliates not to exceed 10% of the gross sales price. No real estate commissions were paid to the General Partner or any affiliates during 1998, 1997 or 1996 with respect to sales.

     The General Partner is obligated to loan up to $100,000 to the Partnership during its term to meet working capital requirements. No such loans were made to the Partnership during the period ended December 31, 1998, 1997, or 1996.

     Pursuant to the Partnership agreement, the General Partner earned certain fees for administration and management services provided. Such fees amounted to $3,744 for the years ended December 31, 1998 and 1997 and $3,720 for the year ended December 31, 1996.

     (c)  No management person is indebted to the Registrant.

     (d)  Not applicable.

                                    PART IV


Item 14.

     Exhibits, Financial Statement Schedules, and Reports on Form 8-K:
     ----------------------------------------------------------------

     (a)(1) The following financial statements and supplementary data are included in Part II

Item 8:

          I. Condev Land Fund III, Ltd.
          ----------------------------

                                                                               Page
          Independent Auditor's Report                                            7

          Financial Statements
            Balance Sheets - December 31, 1998 and 1997                           8

            Statements of Operations - Years ended
             December 31, 1998, 1997 and 1996                                     9

            Statements of Partners' Capital -
             Years ended December 31, 1998, 1997 and 1996                        10

            Statements of Cash Flows -
             Years ended December 31, 1998, 1997 and 1996                        11

            Notes to Financial Statements                                     12-16

          II. Condev Osceola Joint Venture
          --------------------------------

          Independent Auditor's Report                                           17

          Financial Statements
            Balance Sheets - December 31, 1998 and 1997                          18

            Statements of Operations - Years ended
             December 31, 1998, 1997 and 1996                                    19

            Statements of Partners' Capital -
             Years ended December 31, 1998, 1997 and 1996                        20

            Statements of Cash Flows -
             Years ended December 31, 1998, 1997 and 1996                        21

            Notes to Financial Statements                                     22-23

          (3) Exhibits included herein:
            13 - Annual Report to Limited Partners                               28

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

                                        CONDEV ASSOCIATES, General Partner


Date: February 24, 1999            By: /s/ Robert N. Gardner
     --------------------             ----------------------------
                                      Robert N. Gardner, Partner

Date: February 24, 1999            By: /s/ Joseph J. Gardner
     --------------------             ----------------------------
                                      Joseph J. Gardner, Partner


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and the capacities and on the date indicated.

CONDEV ASSOCIATES, General Partner


 /s/ Robert N. Gardner                  February 24, 1999
---------------------------------       ------------------------
Robert N. Gardner, Partner              Date


 /s/ Joseph J. Gardner                  February 24, 1999
---------------------------------       ------------------------
Joseph J. Gardner, Partner              Date

                                                                February 8, 1999

Condev Land Fund III, Ltd.
1998 Annual Report

Enclosed is your Schedule K-1 (Form 1065) relating to the Fund's operations for the year ended December 31, 1998. If your investment is held by a custodian, the K-1 is for information purposes only. A copy of this form has been sent to your custodian.

The financial statement, on the reverse side hereof, shows a net loss for the year ended December 31, 1998 of $25,864. This represents interest income from short term investments less the normal costs of operating the partnership and managing the portfolio properties. There were no sales of property during 1998. As of December 31, 1998, the net asset value (book value) per unit of limited partner interest was $103.19. The following is a brief description of the status of each of the partnership's two remaining properties:

Kyng's Heath.  This property is strategically located near the proposed World
------------
Expo Center, which seems to be headed for development, although at a delayed pace from the initial announcements. In addition, Edwin Watts is developing the World Golf Center on the property which adjoins the Partnership's parcel. Both of these developments have generated numerous inquiries from prospective buyers, but we do not have a contract on the property at this time.

U.S. Highway 27.  This 10-acre commercially zoned parcel is located just north
---------------
of the recently opened Winn-Dixie Marketplace on US Highway 27 near U.S. Highway 192 in Lake County, Florida. Sewer and water utilities are being extended to the property with completion anticipated by April 15, 1999. This should enhance investor interest in the property. We continue to work towards a satisfactory contract with one potential purchaser who has submitted a letter of intent to purchase the property.

We hope that these two parcels will be sold during 1999. If that is the case, there will be a final distribution to limited partners and the Partnership will be terminated. We appreciate the patience of the limited partners while we work to sell the remaining properties consistent with our objective of obtaining reasonable returns for the investors.

Sincerely yours,


CONDEV ASSOCIATES