Form 10-Q
period 1999-03-31
CONDEV LAND FUND III LTD
filed 1999-04-20
CIK 850421

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549


                                   FORM 10-Q

               Quarterly Report Pursuant to Section 13 or 15 (d)
                    of the Securities Exchange Act of 1934

                 For the quarterly period ended March 31, 1999
                       Commission File Number 33-28493-A

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such report), and (2) has been subject to such filing
requirements for the past 90 days.  YES  X     NO ______.
                                       ------

                          CONDEV LAND FUND III, LTD.

                                     INDEX

                                                               PAGE
                                                              NUMBER
PART I.   FINANCIAL INFORMATION:

          Statement of Assets, Liabilities and
          Partner's Capital - March 31, 1999
          and December 31, 1998                                  1

          Statement of Income & Expense -
          Three Months Ended March 31, 1999
          and March 31, 1998                                     2

          Statement of Cash Flows -
          Three months ended March 31, 1999
          and March 31, 1998                                     3

          Notes to Financial Statements                          4 - 5

          Management's Discussion and Analysis of
          Financial Condition and Results of Operations          6 - 7

PART II.  OTHER INFORMATION:

          Item 1.   Legal Proceedings                            7

          Item 6.   Exhibits and Reports on Form 8-K             7

Signatures                                                       8

First Quarter 1999 Report to Limited Partners                    9

                        PART I.  FINANCIAL INFORMATION



                          CONDEV LAND FUND III, LTD.
            STATEMENT OF ASSETS, LIABILITIES AND PARTNERS' CAPITAL
                     MARCH 31, 1999 AND DECEMBER 31, 1998



                                    ASSETS
                                    ------

                                               March 31, 1999   December 31, 1998
                                               ---------------  -----------------
                                                 (Unaudited)            *
Cash and Cash Equivalents                          $   57,606        $   67,118
Accounts Receivable                                         -                 -
Investment in Joint Venture (2)                       533,596           533,596
Land, at cost (3)                                     405,625           405,625
Organization Costs                                      2,311             2,311
                                                   ----------        ----------

Total Assets:                                      $  999,138        $1,008,650
                                                   ==========        ==========

                       LIABILITIES AND PARTNERS' CAPITAL
                       ---------------------------------


Liabilities                                        $        -        $         -
                                                   ----------        -----------

Partner's Capital:
            General Partner                       ($    1,091)      ($      996)
            Limited Partners                        1,000,229         1,009,646
                                                   ----------        ----------
             Total Partners' Capital:              $  999,138        $1,008,650
                                                   ----------        ----------

Total Liabilities and Partners'
 Capital:                                          $  999,138        $1,008,650
                                                   ==========        ==========

* Condensed from audited financial statements.



   The accompanying notes are an integral part of these financial statements

                           CONDEV LAND FUND III, LTD.
                        STATEMENT OF INCOME AND EXPENSE
              THREE MONTHS ENDED MARCH 31, 1999 AND MARCH 31, 1998
                                  (UNAUDITED)

                                     March 31, 1999   March 31, 1998
                                     ---------------  ---------------
          INCOME
          ------

Interest and Other Income                 $     704        $   1,249

Equity in Income of Joint Venture                 -                -
                                          ---------        ---------

Total Income                              $     704        $   1,249
                                          ---------        ---------


          OPERATING EXPENSES
          ------------------

Professional fees                             7,000            7,100

Equity in loss of Joint Venture               1,800            2,250

Management fees                                 936              936

Other expense                                   250               28

Office expense                                  230              533
                                          ---------        ---------

     Total Operating Expenses:            $  10,216        $  10,847
                                          ---------        ---------

     Net Profit (Loss)                   ($   9,512)      ($   9,598)
                                          =========        =========

   The accompanying notes are an integral part of these financial statements

                          CONDEV LAND FUND III, LTD.
                            STATEMENT OF CASH FLOWS
             THREE MONTHS ENDED MARCH 31, 1999 AND MARCH 31, 1998

                                                 March 31, 1999   March 31, 1998
                                                 --------------   --------------
Cash Flows from Operating Activities:
     Net Income (Loss)                              ($    9,512)   ($   9,598)
     Adjustments to reconcile net income
     (loss) to net cash provided by (used
     in) operating activities:
          Equity in (income) loss of
            joint venture                                 1,800         2,250
          Cash provided by changes in:
               Accounts receivable                            -         2,494
               Accounts payable                     (         -)   (      487)
                                                     ----------    ----------
Net Cash Provided in Operating Activities:          ($    7,712)   ($   5,341)


Cash Flows from Investing Activities:

     Distributions from joint venture, net           $        -     $       -
     Investments in joint venture                   (     1,800)            -
                                                     ----------    ----------

Net Cash Used in Investing Activities:              ($    1,800)    $       -
                                                     ----------    ----------


Cash Flows from Financing Activities:
     Distributions to Partners                      ($        -)   ($       -)
                                                     ----------     ---------

Net Cash Provided by Financing Activities:          ($        -)   ($       -)
                                                     ----------     ---------

Net increase (decrease) in Cash                     ($    9,512)   ($   5,341)

Cash and cash equivalents, beginning of year             67,118        90,357
                                                     ----------     ---------

Cash and cash equivalents, end of period             $   57,606     $  85,016
                                                     ==========     =========

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

               The Joint Venture continues to own 2.94 acres of land in this location. On March 9, 1999 the Partnership contracted for the sale of this property to the owner of the adjoining property to the east. Closing is scheduled for April 23, 1999.

          A summary of the assets, liabilities and venturers' capital of Condev Osceola Joint Venture as of March 31, 1999 are as follows:



                               ASSETS
                               ------

               Cash                         $     1,948
               Due from Affiliate                 1,222
               Investments in land              589,714
                                            -----------

                                            $   592,884
                                            ===========


                 LIABILITIES AND VENTURERS' CAPITAL
                 ----------------------------------

               Venturers' Capital               594,884
               Current Profit (Loss)       (      2,000)
                                            -----------

                                            $   592,884
                                            ===========

Note 3         INVESTMENT IN LAND:
               -------------------

               At March 31, 1999 and December 31, 1998, land consisted of a ten-acre parcel, zoned commercial in Lake County, Florida. As part of the Partnership's commitment to design and construct an entry road from US Hwy 27 to service the property, approximately 0.354 acres of land was used for construction of the spine road. This road was dedicated to Lake County on December 29, 1998, reducing the property size to 9.646 acres. On March 8, 1999, the Partnership entered into a contract for sale of this parcel with the neighboring property owner. Closing is currently scheduled for June 30, 1999.

Note 4         DISTRIBUTIONS TO PARTNERS:
               --------------------------

               Pursuant to the partnership agreement, cash flow generated each year by the Partnership is to be distributed 99% to the limited partners and 1% to the general partner. There were no cash flow distributions during the first three months of 1999.

               Pursuant to the partnership agreement, proceeds realized from the sale of properties, after the establishment of reserves for future operating costs, are to be distributed at least annually. There were no such distributions to limited partners during the first quarter of 1999.


Note 4         RELATED PARTY TRANSACTIONS:
               ---------------------------

               The Partnership Agreement provides for the reimbursement to the general partner of administrative expenses incurred in the direct operation of the partnership. For the three months ended March 31, 1999, a total of $184 was reimbursed to the general partner for direct expenses incurred.

               When properties are sold, an affiliate of the general partner may be paid real estate commissions in amounts customarily charged by others rendering similar services with such commissions plus commissions paid to nonaffiliated brokers not to exceed 10% of the gross sales price. No real estate commissions were paid to the general partner or any affiliate during the three months ended March 31, 1999.

               The general partner is obligated to loan up to $100,000 to the Partnership during its term to meet working capital requirements. No such loans were made to the Partnership during the three months ended March 31, 1999.

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
               -----------------------------------------------------------
               AND RESULTS OF OPERATIONS
               -------------------------

               During the quarter ended March 31, 1999, the Partnership continued to manage the portfolio properties with the objective of selling the properties at fair market prices. As discussed under Notes 2 and 3 above, all of the Partnership's and Joint Venture's properties are currently under contract for sale. While the sale of these properties is not a certainty, both contracts are with buyers who know and understand the properties, and there is a good probability that both of these contracts will close as scheduled. If that is the case, there will be a final distribution to limited partners and the Partnership will be terminated

               Year 2000
               ---------

               The Partnership is heavily dependent upon a computer system to accurately maintain limited partner records, including name and address information, number of units owned, and distribution historical records. The Partnership is utilizing a system which was specially designed for the Partnership in 1990, and it is possible that the system will be affected by the date change which will occur at the end of 1999. The Partnership has engaged a computer consultant to evaluate the potential problems, and make system changes if necessary so the operation of the Partnership will not be affected by the date change. Completion of revisions to the system is expected to be completed by June, 1999. It is anticipated that the cost of evaluating the current system and bringing it up to date to be year 2000 compliant will be less than $1,000. The Partnership's computer records are backed up on a weekly basis, so all of the stored information is available from a secondary source. Even if the system were to be completely shut down by the date change at the end of 1999, the data necessary to continue operation of the Partnership is available and could readily be adapted to a new system which is year 2000 compliant, so no significant interruption in the operations of the Partnership is anticipated.

               Results of Operations
               ---------------------

               Total revenues for the three months ended March 31, 1999 were $704, compared with total revenues of $1,249 for the three months ended March 31, 1998. Income is generated from short-term cash investments, and income can be expected to fluctuate, depending on the level of cash reserves in the Partnership and prevailing interest rates. Operating expenses for the three months ended March 31, 1999 were $10,216, a very slight decrease from $10,847 for the three months ended March 31, 1998. In both periods, operating expenses represent the normal costs of operating the Partnership and managing the Partnership properties.

                    Liquidity and Capital Resources at March 31, 1999
                    -------------------------------------------------

                    Total assets decreased from $1,008,650 at December 31, 1998 to $999,138 at March 31, 1999. This reflects the net results of operations for the period. Assets can be expected to decline in the future as properties are sold and distributions are made to limited partners.

                    Liquidity remained at a satisfactory level. Cash and cash equivalents decreased slightly from $67,118 at 1998 year-end to $57,606 at March 31, 1999.

                    All of the remaining property owned by the Partnership or its Joint Venture is under contract for sale at this time. If the Partnership is successful in closing these transactions as scheduled, the Partnership will finalize all of its financial obligations and will make a final distribution to the partners, whereupon the Partnership will be terminated.



                                    PART II

Item 1.  LEGAL PROCEEDINGS:
         -----------------

              As of March 31, 1999, there were no legal proceedings in process, nor to the knowledge of the general partner, threatened against the Partnership

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K:
         ---------------------------------

         (A)  Exhibits

              First Quarter 1999 Report to Limited Partners

         (B)  Reports on Form 8-K

              There were no reports of Form 8-K for the period ended March 31, 1999.

                          CONDEV LAND FUND III, LTD.
                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned.


                                   CONDEV LAND FUND III, LTD.
                                   BY: Condev Associates, General Partner






April 19, 1999                     /s/ Robert N. Gardner
----------------------             ---------------------------------
       DATE                        Robert N. Gardner, Partner



April 19, 1999                     /s/ Joseph J. Gardner
----------------------             ----------------------------------
       DATE                        Joseph J. Gardner, Partner

                                                                  April 13, 1999

Condev Land Fund III, Ltd.
First Quarter 1999

The financial statements of the Partnership for the first quarter of 1999 are on the reverse side hereof. There were no sales of property and no distributions to limited partners during the quarter. As of March 31, 1999, the net asset value (book value) per unit of limited partner interest was $102.23. As of March 31, 1999, the Partnership owned or had an interest in two remaining properties:

Kyng's Heath.  During the first quarter of 1999, the general partner was
------------
successful in negotiating an acceptable price for this property with an adjacent property owner. The terms of the agreement for sale include an inspection period of 30 days and cash closing on or before April 23, 1999.

US Highway 27.  On March 8, 1999, the Partnership entered into a contract for
-------------
sale of this parcel, also with an adjacent property owner. Terms of this contract include an inspection period until May 7, 1999, and closing on or before June 30, 1999.

While the sale of these properties is not a certainty, both contracts are with buyers who know and understand the properties, and we feel that there is a good probability that both of these contracts will close as scheduled. If that is the case, there will be a final distribution to limited partners and the Partnership will be terminated.

Please feel free to contact the Investor Relations office if you have any questions or would like additional information concerning your investment.

Sincerely yours,


CONDEV ASSOCIATES