Form 10-Q
period 1999-09-30
CONDEV LAND FUND III LTD
filed 1999-10-26
CIK 850421

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549


                                   FORM 10-Q

               Quarterly Report Pursuant to Section 13 or 15 (d)
                    of the Securities Exchange Act of 1934

               For the quarterly period ended September 30, 1999
                       Commission File Number 33-28493-A

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

                          CONDEV LAND FUND III, LTD.

                                     INDEX

                                                                           PAGE
                                                                          NUMBER
PART I.   FINANCIAL INFORMATION:

          Statement of Assets, Liabilities and
          Partner's Capital - September 30, 1999
          and December 31, 1998                                                1

          Statement of Income & Expense -
          Three Months Ended September 30, 1999
          and September 30, 1998                                               2

          Statement of Income & Expense -
          Nine Months Ended September 30, 1999
          and September 30, 1998                                               3

          Statement of Cash Flows -
          Nine months ended September 30, 1999
          and September 30, 1998                                               4

          Notes to Financial Statements                                    5 - 6

          Management's Discussion and Analysis of
          Financial Condition and Results of Operations                    7 - 8

PART II.  OTHER INFORMATION:

          Item 1.   Legal Proceedings                                          8

          Item 6.   Exhibits and Reports on Form 8-K                           8

Signatures                                                                     9

Third Quarter 1999 Report to Limited Partners                                 10

                         PART I. FINANCIAL INFORMATION



                          CONDEV LAND FUND III, LTD.
            STATEMENT OF ASSETS, LIABILITIES AND PARTNERS' CAPITAL
                   SEPTEMBER 30, 1999 AND DECEMBER 31, 1998


                                    ASSETS
                                    ------


                                        September 30, 1999   December 31, 1998
                                        -------------------  -----------------
                                            (Unaudited)              *

     Cash and Cash Equivalents                    $ 63,393          $   67,118
     Accounts Receivable                                 -                   -
     Investment in Joint Venture (2)                     -             533,596
     Land, at cost (3)                             455,846             405,625
     Organization Costs                              2,311               2,311
                                                  --------          ----------

     Total Assets:                                $521,550          $1,008,650
                                                  ========          ==========

                          LIABILITIES AND PARTNERS' CAPITAL
                          ---------------------------------


     Liabilities

     Accounts Payable                             $ 48,572          $        -
                                                  --------          ----------


     Partner's Capital:
        General Partner                          ($    874)        ($      996)
        Limited Partners                           473,852           1,009,646
                                                  --------          ----------
         Total Partners' Capital:                 $472,978          $1,008,650
                                                  --------          ----------

     Total Liabilities and Partners'
      Capital:                                    $521,550          $1,008,650
                                                  ========          ==========

* Condensed from audited financial statements.


   The accompanying notes are an integral part of these financial statements

                          CONDEV LAND FUND III, LTD.
                        STATEMENT OF INCOME AND EXPENSE
         THREE MONTHS ENDED SEPTEMBER 30, 1999 AND SEPTEMBER 30, 1998
                                  (UNAUDITED)


                                   September 30, 1999  September 30, 1998
                                   ------------------  ------------------
     INCOME
     ------

Interest and Other Income                  $2,398           $     960

Equity in Income of Joint Venture               -                   -
                                           ------           ---------

Total Income                               $2,398           $     960
                                           ------           ---------


     OPERATING EXPENSES
     ------------------

Professional fees                               -                   -

Equity in loss of Joint Venture                 -                 225

Management fees                               936                 936

Other expense                                   -                 526

Office expense                                609                 982
                                           ------           ---------

     Total Operating Expenses:             $1,545           $   2,669
                                           ------           ---------

     Net Profit (Loss)                     $  853          ($   1,709)
                                           ======           =========

The accompanying notes are an integral part of these financial statements

                          CONDEV LAND FUND III, LTD.
                        STATEMENT OF INCOME AND EXPENSE
          NINE MONTHS ENDED SEPTEMBER 30, 1999 AND SEPTEMBER 30, 1998
                                  (UNAUDITED)


                                     September 30, 1999  September 30, 1998
                                     ------------------  ------------------
          INCOME
          ------

Interest and Other Income                 $  3,675            $   4,618

Equity in Income of Joint Venture           20,993                    -
                                          --------            ---------

Total Income                              $ 24,668            $   4,618
                                          --------            ---------


          OPERATING EXPENSES
          ------------------

Professional fees                            7,000                7,100

Equity in loss of Joint Venture                  -                2,542

Management fees                              2,808                2,808

Other expense                                  250                  569

Office expense                               2,378                2,854
                                          --------            ---------

     Total Operating Expenses:            $ 12,346            $  15,873
                                          --------            ---------

     Net Profit (Loss)                    $ 12,232            ($ 11,255)
                                          ========            =========


The accompanying notes are an integral part of these financial statements

                          CONDEV LAND FUND III, LTD.
                            STATEMENT OF CASH FLOWS
          NINE MONTHS ENDED SEPTEMBER 30, 1999 AND SEPTEMBER 30, 1998

                                         September 30, 1999  September 30, 1998
                                         ------------------  ------------------
Cash Flows from Operating Activities:

     Net Income (Loss)                        $  12,232          ($  11,255)
     Adjustments to reconcile net income
     (loss) to net cash provided by (used
     in) operating activities:
          Equity in (income) loss of
            joint venture                    (   20,993)              2,542
          Cash provided by changes in:
               Accounts receivable                    -               2,494
               Accounts payable                  48,571          (      487)
                                              ---------           ---------

Net Cash Provided in Operating Activities:    $  39,810          ($   6,706)


Cash Flows from Investing Activities:

     Capitalized land related costs          ($  50,220)          $       -
     Investments in joint venture               554,589                   -
                                              ---------           ---------

Net Cash Used in Investing Activities:        $ 504,369           $       -
                                              ---------           ---------


Cash Flows from Financing Activities:
     Distributions to Partners               ($ 547,904)         ($       -)
                                              ---------           ---------

Net Cash Provided by Financing Activities:   ($ 547,904)         ($       -)
                                              ----------          ---------

Net increase (decrease) in Cash              ($   3,725)         ($   6,706)

Cash and cash equivalents, beginning of year     67,118              90,357
                                              ---------           ---------

Cash and cash equivalents, end of period      $  63,393           $  83,651
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

Note 2    INVESTMENT IN JOINT VENTURE:
          ---------------------------

          Until the sale of Condev Osceola Joint Venture's last parcel of land, the partnership owned a 90% interest in Condev Osceola Joint Venture. On April 23, 1999, Condev Osceola Joint Venture concluded the sale of its 2.94 acre tract of land in the Kyng's Heath subdivision on SR 535 and US Hwy 192 in Osceola County, Florida. The buyer was Sierra Land Company, and the purchase price was $700,000. After expenses of the sale, which included legal fees, closing costs and a 10% real estate commission paid to non-affiliated real estate brokers, the Joint Venture realized net proceeds of $617,039.74. The Joint Venture has distributed a total of $606,000 of the net proceeds to the Joint Venture partners, including $545,400 to Condev Land Fund III, Ltd. and $60,600 to Condev Osceola, Ltd. In turn, the Partnership distributed a total of $547,904, or $56 per unit to limited partners. Since this was the last parcel of land owned by Condev Osceola Joint Venture, the Joint Venture was terminated.

Note 3    INVESTMENT IN LAND:
          -------------------

          At September 30, 1999 and December 31, 1998, land consisted of a ten-acre parcel, zoned commercial in Lake County, Florida. As part of the Partnership's commitment to design and construct an entry road from US Hwy 27 to service the property, approximately 0.354 acres of land was used for construction of the spine road. This road was dedicated to Lake County on December 29, 1998, reducing the property size to 9.646 acres. On March 8, 1999, the Partnership entered into a contract for sale of this parcel with the neighboring property owner. This transaction was closed on October 7, 1999. The sale price was $762,500 plus interest from the originally scheduled closing date of July 15, 1999 in the amount of $17,547.95, for a total of $780,047.95. After expenses of the sale, which included $76,250 in real estate commissions paid to non-affiliated real estate brokers, the net proceeds realized by the Partnership were $685,235.17. The Partnership paid $400,000 for this parcel in 1993.

Note 4    DISTRIBUTIONS TO PARTNERS:
          --------------------------

          Pursuant to the partnership agreement, cash flow generated each year by the Partnership is to be distributed 99% to the limited partners and 1% to the general partner. There were no cash flow distributions during the first nine months of 1999.

               Pursuant to the partnership agreement, proceeds realized from the sale of properties, after the establishment of reserves for future operating costs, are to be distributed at least annually. In April, a total of $547,904 was distributed to limited partners. See note 2. Investment in Joint Venture.
                                     ---------------------------

Note 5a        RELATED PARTY TRANSACTIONS:
               ---------------------------

               The Partnership Agreement provides for the reimbursement to the general partner of administrative expenses incurred in the direct operation of the partnership. For the nine months ended September 30, 1999, a total of $3,443 was reimbursed to the general partner for direct expenses incurred.

               When properties are sold, an affiliate of the general partner may be paid real estate commissions in amounts customarily charged by others rendering similar services with such commissions plus commissions paid to nonaffiliated brokers not to exceed 10% of the gross sales price. No real estate commissions were paid to the general partner or any affiliate during the nine months ended September 30, 1999.

               The general partner is obligated to loan up to $100,000 to the Partnership during its term to meet working capital requirements. No such loans were made to the Partnership during the nine months ended September 30, 1999.

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
               -----------------------------------------------------------
               AND RESULTS OF OPERATIONS
               -------------------------

               During the nine months ended September 30, 1999, the Partnership continued to manage the portfolio properties with the objective of selling the properties at fair market prices. As discussed in
               Note 2 above, Condev Osceola Joint Venture was terminated after its only remaining property was sold and the net proceeds were distributed to limited partners. As discussed in Note 3 above, the Partnership was successful in working out a satisfactory solution for sale of its remaining property. The transaction was closed in October, 1999. See note 3. Investment in land. Since
                                                    ------------------
               this is the last property owned by the Partnership, all accounts are being reviewed by the Partnership's auditors. A final distribution totaling $677,248 was made in October, 1999, and the partnership is being terminated.

               Year 2000
               ---------

               The Partnership is heavily dependent upon a computer system to accurately maintain limited partner records, including name and address information, number of units owned, and distribution historical records. The Partnership is utilizing a system which was specially designed for the Partnership in 1990, and it is possible that the system will be affected by the date change which will occur at the end of 1999. The Partnership engaged a computer consultant to evaluate the potential problems, and make system changes if necessary so the operation of the Partnership will not be affected by the date change. Completion of revisions to the system is was completed in June, 1999. The cost of evaluating the current system and bringing it up to date to be year 2000 compliant was less than $1,000. The Partnership's computer records are backed up on a weekly basis, so all of the stored information is available from a secondary source. Even if the system were to be completely shut down by the date change at the end of 1999, the data necessary to continue operation of the Partnership is available and could readily be adapted to a new system which is year 2000 compliant, so no significant interruption in the operations of the Partnership is anticipated.

               Results of Operations
               ---------------------

               Total revenues for the nine months ended September 30, 1999 were $24,668, compared with total revenues of $4,618 for the nine months ended September 30, 1998. The 1999 period included equity in the income of Joint Venture in the amount of $20,993. See Joint Venture below. Other income is generated from short-term
               -------------
               cash investments, and income can be expected to fluctuate, depending on the level of cash reserves in the Partnership and prevailing interest rates. Operating expenses for the nine months ended September 30, 1999 were $12,436, a essentially unchanged from $13,331 for the nine months ended September 30 31, 1998. In both periods, operating expenses represent the normal costs of operating the Partnership and managing the Partnership properties.

               Joint Venture. For the nine months ended September 30, 1999,
               -------------
               Condev Osceola Joint Venture had one sale of land in the amount of $700,000, and reported a net profit of $23,325. Having sold its only remaining land, the Joint Venture distributed all of its cash to the joint venture partners and was terminated.

               Liquidity and Capital Resources
               -------------------------------

               Total assets decreased from $1,008,650 at December 31, 1998 to $521,550 at September 30, 1999. This reflects the sale of property and liquidation of Condev Osceola Joint Venture and the net results of operations for the period. Assets can be expected to decline in the future as properties are sold and distributions are made to limited partners. As discussed in note 3. Investment
                                                                     ----------
               in Land, the last property owned by the partnership was sold in
               -------
               October, 1999. All liabilities have been paid and all available cash in the Partnership was distributed to limited partners in October.


                                    PART II

Item 1.  LEGAL PROCEEDINGS:
         -----------------

             As of September 30, 1999, there were no legal proceedings in process, nor to the knowledge of the general partner, threatened against the Partnership

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K:
         ---------------------------------

         (A) Exhibits

             Third Quarter 1999 Report to Limited Partners

         (B) Reports on Form 8-K

             There were no reports of Form 8-K for the period ended September 30, 1999.

                          CONDEV LAND FUND III, LTD.
                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned.


                              CONDEV LAND FUND III, LTD.
                              BY: Condev Associates, General Partner




October 26, 1999              /s/ Robert N. Gardner
------------------------      ---------------------------------
    DATE                      Robert N. Gardner, Partner



 October 26, 1999             /s/ Joseph J. Gardner
------------------------      ---------------------------------
    DATE                      Joseph J. Gardner, Partner